Form 10-Q
period 1994-06-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 4
filed 1994-08-15
CIK 794665

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                       June 30, 1994
                            ----------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  ___________________ to ____________________

     Commission File Number:                      0-15632
                              --------------------------------------------------

               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 4
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                              36-3441345
- - -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois          60606-2607
- - -------------------------------------------------------      -------------------
(Address of principal executive offices)                         (Zip Code)

                                (312) 207-0020
- - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
- - --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
                                         -----   -----

DOCUMENTS INCORPORATED BY REFERENCE:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated November 5, 1986, included in the Partnership's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

                         PART I. FINANCIAL INFORMATION
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                      June 30,
                                                        1994      December 31,
                                                     (Unaudited)      1993
- - ------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                                $ 5,550,400  $ 6,180,400
 Buildings and improvements                           39,995,600   41,798,200
- - ------------------------------------------------------------------------------
                                                      45,546,000   47,978,600
Accumulated depreciation and amortization             (6,996,100)  (6,573,300)
- - ------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                       38,549,900   41,405,300
Cash and cash equivalents                              5,879,400    3,054,000
Restricted certificates of deposit                        62,500       62,500
Rents receivable                                         236,000      296,500
Other assets                                              42,000       69,300
- - ------------------------------------------------------------------------------
                                                     $44,769,800  $44,887,600
- - ------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses               $   535,800  $   838,600
 Due to Affiliates                                       140,500      125,300
 Loan payable to General Partner                       4,453,300    3,937,900
 Security deposits                                        92,100      118,300
 Distributions payable                                 2,222,500      639,900
 Other liabilities                                       121,800       68,900
- - ------------------------------------------------------------------------------
                                                       7,566,000    5,728,900
- - ------------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner                                        (241,300)    (240,800)
 Limited Partners (750,000 Units authorized, 593,025
  issued and outstanding)                             37,445,100   39,399,500
- - ------------------------------------------------------------------------------
                                                      37,203,800   39,158,700
- - ------------------------------------------------------------------------------
                                                     $44,769,800  $44,887,600
- - ------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1994
and the year ended December 31, 1993
(Unaudited)
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
- - -------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1993                           $(241,100) $39,632,100  $39,391,000
Net income for the year ended
 December 31, 1993                           515,700    1,107,600    1,623,300
Distributions for the year ended December
 31, 1993                                   (515,400)  (1,340,200)  (1,855,600)
- - -------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1993                          (240,800)  39,399,500   39,158,700
Net income for the six months ended
 June 30, 1994                                93,100      678,600      771,700
Distributions for the six months ended
 June 30, 1994                               (93,600)  (2,633,000)  (2,726,600)
- - -------------------------------------------------------------------------------
Partners' (deficit) capital,
 June 30, 1994                             $(241,300) $37,445,100  $37,203,800
- - -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                        1994        1993
- - ---------------------------------------------------------------------------
Income:
 Rental                                              $1,465,700  $1,548,100
 Interest                                                36,200      24,700
- - ---------------------------------------------------------------------------
                                                      1,501,900   1,572,800
- - ---------------------------------------------------------------------------
Expenses:
 Interest                                                95,600      85,600
 Depreciation and amortization                          385,700     330,800
 Real estate taxes and insurance                        200,800     157,500
 Repairs and maintenance                                147,400     165,800
 Property operating                                     275,700     291,200
 General and administrative                              47,200      82,200
- - ---------------------------------------------------------------------------
                                                      1,152,400   1,113,100
- - ---------------------------------------------------------------------------
Income before (loss) on sale of property                349,500     459,700
(Loss) on sale of property                              (48,700)
- - ---------------------------------------------------------------------------
Net income                                           $  300,800  $  459,700
- - ---------------------------------------------------------------------------
Net income allocated to General Partner              $   46,300  $   42,500
- - ---------------------------------------------------------------------------
Net income allocated to Limited Partners             $  254,500  $  417,200
- - ---------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (593,025 Units authorized, issued and outstanding)  $     0.43  $     0.70
- - ---------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                          1994        1993
- - -------------------------------------------------------------------------------
Income:
 Rental                                                $3,056,200  $ 3,103,100
 Interest                                                  59,300       47,300
- - -------------------------------------------------------------------------------
                                                        3,115,500    3,150,400
- - -------------------------------------------------------------------------------
Expenses:
 Interest                                                 183,100      170,200
 Depreciation and amortization                            780,900      652,600
 Real estate taxes and insurance                          380,300      361,600
 Repairs and maintenance                                  296,500      331,700
 Property operating                                       566,100      583,300
 General and administrative                                88,200      137,800
- - -------------------------------------------------------------------------------
                                                        2,295,100    2,237,200
- - -------------------------------------------------------------------------------
Income before (loss) on disposition of property,
 (loss) on sale of property and extraordinary gain on
 early extinguishment of debt                             820,400      913,200
(Loss) on disposition of property                                   (1,256,800)
(Loss) on sale of property                                (48,700)    (152,300)
- - -------------------------------------------------------------------------------
Net income (loss) before extraordinary gain on early
 extinguishment of debt                                   771,700     (495,900)
Extraordinary gain on early extinguishment of debt                   1,464,000
- - -------------------------------------------------------------------------------
Net income                                             $  771,700  $   968,100
- - -------------------------------------------------------------------------------
Net income allocated to General Partner                $   93,100  $    85,600
- - -------------------------------------------------------------------------------
Net income allocated to Limited Partners               $  678,600  $   882,500
- - -------------------------------------------------------------------------------
Net income (loss) before extraordinary gain on early
 extinguishment of debt allocated to Limited Partners
 per Unit (593,025 Units issued and outstanding)       $     1.14  $     (0.96)
- - -------------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (593,025 Units authorized, issued and outstanding)    $     1.14  $      1.49
- - -------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s)

                                                       1994         1993
- - -----------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                         $   771,700  $   968,100
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization                          780,900      652,600
 Loss on disposition of property                                   1,256,800
 Loss on sale of property                                48,700      152,300
 Extraordinary (gain) on early extinguishment of
  debt                                                            (1,464,000)
 Changes in assets and liabilities:
   Decrease in rents receivable                          60,500       98,600
   Decrease in other assets                              26,800       26,600
   (Decrease) in accounts payable and accrued
    expenses                                           (302,800)     (50,800)
   Increase in due to Affiliates                         13,400       12,200
   Increase in other liabilities                         52,900       17,200
- - -----------------------------------------------------------------------------
   Net cash provided by operating activities          1,452,100    1,669,600
- - -----------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from the sale or disposition of property    2,170,300      844,400
 Payments for capital and tenant improvements          (142,200)  (1,734,100)
- - -----------------------------------------------------------------------------
   Net cash provided by (used for) investing
    activities                                        2,028,100     (889,700)
- - -----------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from loan payable to General Partner          515,400
 (Decrease) in security deposits                        (26,200)      (3,100)
 Distributions paid to Partners                      (1,144,000)    (966,600)
- - -----------------------------------------------------------------------------
   Net cash (used for) financing activities            (654,800)    (969,700)
- - -----------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                          2,825,400     (189,800)
Cash and cash equivalents at the beginning of the
 period                                               3,054,000    2,694,300
- - -----------------------------------------------------------------------------
Cash and cash equivalents at the end of the period  $ 5,879,400  $ 2,504,500
- - -----------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                    $   180,400  $   143,200
- - -----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1994
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEFINITION OF SPECIAL TERMS:
Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement on Form S-11, filed with the Securities and Exchange Commission. Definitions of these terms are contained in
Article III of the First Amended and Restated Certificate and Agreement of Limited Partnership, which is incorporated herein by reference.

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles. Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1994, are not necessarily indicative of the operating results for the year ending December 31, 1994.

Certain reclassifications have been made to the previously reported 1993 statements in order to provide comparability with the 1994 statements. These reclassifications have no effect on income or Partners' capital.

The financial statements include the Partnership's 50% interest in three joint ventures and its 75% interest in one joint venture. These joint ventures are operated under the control of the General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and capital is included in the financial statements.

Cash equivalents are considered all highly liquid investments purchased with a maturity of three months or less.

Property sales or dispositions are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Any gain or loss on sale or disposition is recognized in accordance with generally accepted accounting principles.

Reference is made to the Partnership's annual report for the year ended December 31, 1993, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:
Subsequent to May 4, 1988, the Termination of the Offering, as compensation for services rendered in managing the affairs of the Partnership, the General Partner shall be entitled to receive a Partnership Management Fee payable within 60 days following the end of each fiscal year. Such amount shall be equal to the lesser of (i) 0.5% of the net value of the Partnership's assets as of the end of such year as reflected on the Certificate of Value furnished to the Holders, plus, the amount, if any, the Partnership Management Fee paid in any prior year was less than 0.5% of the net value of the Partnership's assets in such prior years, or (ii) an amount equal to the difference between (a) 10% of the Partnership's aggregate Cash Flow from the Commencement of Operations to the end of the year for which such Partnership Management Fee is payable, and
(b) the aggregate amount previously paid to the General Partner as a Partnership Management Fee. In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) shall be allocated to the General Partner in an amount equal to the greater of the General Partner's Partnership Management Fee for such year, or 1% of such Net Profits. The balance of Net Profits, if any, is allocated to the Holders. Net Losses from the sale of Partnership properties shall be allocated first, after giving effect to any distributions of Sale Proceeds, to the General Partner and Holders with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances and the balance, if any, 1% to the General Partner and 99% to the Holders. Notwithstanding, in all events, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit allocated during the existence of the Partnership. For the quarter and six months ended June 30, 1994, the General Partner was allocated a Partnership Management Fee and, accordingly, Net Profits from operations of approximately $46,800 and $93,600, respectively, and a Net Loss from the sale of a Partnership property of approximately $500.

As set forth in the Partnership Agreement, the General Partner has agreed to make available to the Partnership a line of credit in an amount equal to the sum of the Partnership Management Fees and Acquisition Fees paid to the General Partner or its Affiliates. This line of credit may be drawn upon for distribution to the Holders on a pro rata basis to the extent that Cash Flow is otherwise less than sufficient to distribute cash in amounts equal to the Holders' Preferred Return (7.5% per annum noncompounding cumulative return on the Holders' Capital Investment); provided, however, that the maximum amount which shall be advanced to the Partnership by the General Partner for distribution to the Holders shall be the amount of Acquisition Fees and Partnership Management Fees actually paid to the General Partner or its Affiliates. Amounts advanced shall bear interest at the rate of 8.5% per annum simple interest, payable monthly. Repayment of amounts advanced shall be made only from Cash Flow if and to the extent that Cash Flow is more than sufficient to distribute cash to the Holders in amounts equal to the Holders' Preferred Return and from Sale or Financing Proceeds. Per the Partnership Agreement, whenever there is a sale, disposition or financing of a Partnership property, the Sale or Financing Proceeds shall be distributed: 1) first, 75% to all Holders and 25% to the General Partner until the earlier of (i) receipt by Holders of cumulative distributions of Sale or Financing Proceeds in an amount equal to 100% of their Original Capital Contribution, or (ii) receipt by the General Partner of cumulative distributions of Sale or Financing Proceeds sufficient to repay all outstanding advances under the Partnership line of credit and 2) second, to the General Partner, until all outstanding advances under the Partnership line of credit, if any, have been repaid. Due to the sale of Wellington C (see Note 4), the Partnership will distribute to the General Partner in late August 1994 approximately $541,600, which represents approximately 25% of the net proceeds from the sale, as a partial repayment of the outstanding loan payable to the General Partner of approximately $4,453,300.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1994 are as follows:

                                                         Paid
                                                  Quarter  Six Months Payable
- - ------------------------------------------------------------------------------
Property management and leasing fees              $ 86,600  $162,700  $ 61,900
Interest on loan payable to General Partner        122,700   180,400    31,500
Reimbursement of property insurance premiums, at
 cost                                               10,800    34,300      None
Real estate commissions (a)                           None      None    40,200
Reimbursement of expenses, at cost:
 (1) Accounting                                      6,500     9,900     2,800
 (2) Investor communication                          4,600     7,400     2,300
 (3) Legal                                          16,200    31,900     1,800
- - ------------------------------------------------------------------------------
                                                  $247,400  $426,600  $140,500
- - ------------------------------------------------------------------------------

(a) As of June 30, 1994, $40,200 was due to the General Partner for real estate commissions earned in connection with the disposition and sale of Partnership property. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until such time as the Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to Limited Partners) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

3. RESTRICTED CERTIFICATES OF DEPOSIT:
Restricted certificates of deposit include negotiable certificates of deposit in the amounts of $25,000 and $12,500 which have been pledged as collateral for security deposits to the Houston Lighting & Power Company and $25,000 which has been pledged as collateral for security deposits to the Florida Lighting & Power Company.

4. PROPERTY SALE:
On June 8, 1994, Farmington Hills Associates, a joint venture in which the Partnership and an Affiliated partnership each have a 50% interest, sold Wellington C in the Wellington North Office Complex for the sale price of $4,500,000. The Partnership's share of selling expenses was approximately $81,500 including $1,800 of accrued legal expenses. The Partnership's share of the net proceeds from this sale was approximately $2,170,300. The Partnership recorded a total loss on the sale of this property of approximately $2,048,700 for financial statement purposes, of which $2,000,000 was recorded as of December 31, 1992 as a provision for value impairment. For tax reporting purposes the Partnership will record a total loss in 1994 of approximately $1,980,000 on this sale.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1993, for a discussion of the Partnership's business.

OPERATIONS
One of the primary objectives of the Partnership is to provide cash distributions to Limited Partners from Cash Flow generated by Partnership operations. To the extent cash distributions exceed net income, such excess distributions will be treated as a return of capital. The statements of cash flows presented in the financial statements represent a reconciliation of the changes in cash balances. Cash Flow, as defined in the Partnership Agreement, is generally not equal to Partnership net income or cash flows as determined under generally accepted accounting principles, since certain items are treated differently under the Partnership Agreement than under generally accepted accounting principles. Management believes that in order to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows, as defined by generally accepted accounting principles. The amount of Cash Flow and the return on Capital Investment are not indicative of actual distributions and actual returns on Capital Investment.

                                       Comparative Cash Flow Results
                                                        For the Six Months
                              For the Quarters Ended           Ended
                                6/30/94     6/30/93     6/30/94     6/30/93
- - -----------------------------------------------------------------------------
Amount of Cash Flow (as
 defined in the Partnership
 Agreement)                   $   688,400 $   748,000 $ 1,507,700 $ 1,480,700
Average Capital Investment    $58,458,500 $59,021,600 $58,458,500 $59,161,800
Annualized return on average
 Capital Investment
 (Annualized Cash
 Flow/average Capital
 Investment)                        4.71%       5.07%       5.16%       5.01%
- - -----------------------------------------------------------------------------

As the Partnership enters the disposition phase of its life cycle, comparisons of Cash Flow results between periods are complicated. Partnership Cash Flow is generally expected to decline as real property interests are sold or disposed since the Partnership no longer receives Cash Flow generated from such real property interests. Accordingly, rental income, property operating expenses, repairs and maintenance and real estate taxes are expected to decline as well, but will continue to comprise the significant components of Cash Flow and operating results until the final property is sold. Also, during the disposition phase, cash and cash equivalents increase as Sale Proceeds are received and decrease as the Partnership utilizes such proceeds for the purposes of distributions to Limited Partners, repayment of the loan payable to the General Partner or making improvements to the Partnership's remaining properties. Prior to being utilized for such purposes, these funds are invested in short-term money market instruments. Sale Proceeds are excluded from the determination of Cash Flow. The dispositions of the three remaining buildings at the Wellington North Office Complex ("Wellington") caused Cash Flow results at Wellington to decrease during the quarter and six months ended June 30, 1994 when compared to the quarter and six months ended June 30, 1993 by approximately $87,100 and $70,300, respectively.

Aside from the Wellington dispositions, Cash Flow results for the quarter and six months ended June 30, 1994 increased when compared to the quarter and six months ended June 30, 1993 by approximately $27,500 and $97,300, respectively. Factors which contributed to the increases were: 1) increased rental revenues at Carrollton Crossroads Shopping Center ("Carrollton") and 3120 Southwest Freeway; 2) decreased general and administrative expenses due to Indiana state and county income and sales taxes being assessed to the Partnership in 1993 for the tax years 1989, 1990 and 1992 and 3) increased interest income earned on short-term investments due to an increase in funds available for such investments. Partially offsetting the increases in Cash Flow results were: 1) decreased rental revenues at Indian Ridge Plaza Shopping Center ("Indian Ridge") and Park Plaza Professional Building ("Park Plaza"); 2) increased repair and maintenance expenses at Indian Ridge and 3120 Southwest Freeway and
3) increased interest expense due to an additional draw in 1994 on the Partnership line of credit available from the General Partner.

Rental revenues at Indian Ridge for the six months ended June 30, 1994 and 1993 were approximately $1,051,400 and $1,082,600, respectively, and for the quarters ended June 30, 1994 and 1993 were approximately $485,100 and $498,200, respectively. Although both the quarterly and six-month average occupancy rates increased from 96% in 1993 to 98% in 1994, rental revenues decreased in 1994 as a result of having two prior years of tenant expense reimbursements included in 1993 rather than one prior year as in 1994.

Rental revenues at Park Plaza for the six months ended June 30, 1994 and 1993 were approximately $894,700 and $917,700, respectively, and for the quarters ended June 30, 1994 and 1993 were approximately $448,600 and $460,900, respectively. The decrease in rental revenues was due to decreased tenant expense reimbursements and lower quarterly and six-month average occupancy rates from 94% and 93%, respectively, in 1993 to 87% and 88%, respectively, in 1994.

Rental revenues at Carrollton for the six months ended June 30, 1994 and 1993 were approximately $549,900 and $468,500, respectively, and for the quarters ended June 30, 1994 and 1993 were approximately $262,100 and $257,800, respectively. The increase in rental revenues was due to the expansion of a major tenant's leasable square footage in May 1993 from approximately 87,100 square feet to approximately 124,100 square feet.

Rental revenues at 3120 Southwest Freeway for the six months ended June 30, 1994 and 1993 were approximately $343,700 and $294,000, respectively, and for the quarters ended June 30, 1994 and 1993 were approximately $171,800 and $140,100, respectively. The increase in rental revenues was due to an increase in the quarterly and six-month average occupancy rates from 84% and 81%, respectively, in 1993 to 89% and 90%, respectively, in 1994 as well as an increase in the real estate tax reimbursements billed to tenants.

Rental revenues at Wellington for the six months ended June 30, 1994 and 1993 were approximately $216,600 and $340,300, respectively, and for the quarters ended June 30, 1994 and 1993 were approximately $98,200 and $191,200, respectively. The decrease in 1994 rental revenues was due to the disposition and sale of Wellington A and Wellington B on March 17 and March 23, 1993, respectively, and the sale of Wellington C on June 8, 1994.

To increase and maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the necessary actions deemed appropriate for the properties discussed above. Some of these actions include: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position as of June 30, 1994 when compared to December 31, 1993 was primarily the result of the net Sale Proceeds received from the sale of Wellington C and net cash provided by operating activities exceeding expenditures for capital and tenant improvements and distributions paid to Partners. Liquid assets of the Partnership as of June 30, 1994 were comprised of Cash Flow retained for working capital purposes and undistributed Sale Proceeds.

Net cash provided by operating activities decreased from $1,669,600 for the six months ended June 30, 1993 to $1,452,100 for the six months ended June 30, 1994. This decrease was primarily due to the disposition and sale of Wellington A and B, respectively in 1993, and therefore the loss of operations as well as the timing of the payment of certain Partnership expenses and the collection of rental revenues.

Net cash (used for) provided by investing activities changed from ($889,700) for the six months ended June 30, 1993 to $2,028,100 for the six months ended June 30, 1994. This change was primarily due to the fact that the proceeds received from the sale of Wellington C in 1994 were greater than the proceeds received on the disposition of Wellington A and sale of Wellington B in 1993 and the decrease in payments made in 1994 for capital and tenant improvements.

On June 8, 1994, Farmington Hills Associates, a joint venture in which the Partnership and an Affiliated partnership each have a 50% interest, sold Wellington C in the Wellington North Office Complex for the sale price of $4,500,000. The Partnership's share of the net proceeds from this sale approximated $2,170,300. The Partnership intends to distribute, in late August 1994, approximately 75%, or $1,624,900 of the proceeds to Limited Partners, along with the Cash Flow distribution as discussed below, and approximately 25%, or $541,600 to the General Partner as a partial repayment of the outstanding loan payable to the General Partner (see Note 2 in Notes to Financial Statements).

During the six months ended June 30, 1994, the Partnership spent approximately $142,200 for capital and tenant improvements and has budgeted to spend approximately $570,000 during the remainder of 1994. Included in the remaining budgeted amount is approximately $370,000 relating to anticipated capital and tenant improvements and leasing costs expected to be incurred at Park Plaza. The General Partner believes these improvements are necessary in order to maintain the occupancy level in a very competitive market, as well as to maximize rental rates charged to new and renewing tenants.

Net cash used for financing activities decreased from $969,700 for the six months ended June 30, 1993 to $654,800 for the six months ended June 30, 1994. This decrease was due to the proceeds from the loan made by the General Partner exceeding the increase in the payment of cash distributions to Partners and a decrease in security deposits.

On June 2, 1994, the Partnership cancelled the revolving line of credit it had with a major New York bank originally scheduled to expire on November 5, 1996. This line of credit required the bank to lend to the Partnership from time to time up to $2,965,100 which was equal to approximately 5% of the gross proceeds of the Offering. As of the date of cancellation, the Partnership did not have an outstanding balance under this line of credit.

The General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves for the Partnership. The higher levels of cash reserves are needed due to the anticipated capital and tenant improvements necessary to be made to the Partnership's remaining properties during the next several years. As a result of this, the Partnership continues to reserve amounts from Cash Flow to supplement working capital reserves. For the quarter and six months ended June 30, 1994, Cash Flow retained to supplement working capital reserves approximated $184,400 and $499,600, respectively. The General Partner believes that the Partnership's current cash position along with any additional amounts retained from future Cash Flow will be sufficient to cover budgeted expenditures as well as any other requirements which may reasonably be foreseen.

Distributions to Limited Partners for the quarter ended June 30, 1994 were declared at an annualized rate of 3.45% of total Capital Investment. Cash distributions are made 60 days after the quarter-end. The amount of Cash Flow available for distributions to Partners is ultimately dependent upon the performance of the Partnership's investments as well as the amount of Cash Flow retained for future cash requirements. Therefore, there can be no assurance of the amount of future Cash Flow available for distribution to Partners.

PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:
- - -------   ---------------------------------

      (a) Exhibits: None

      (b) Reports on Form 8-K:

          There were no reports filed on Form 8-K during the quarter ended June 30, 1994.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 4

                              BY: FIRST CAPITAL FINANCIAL CORPORATION
                                  GENERAL PARTNER


Date: August 12, 1994         By: /s/          DOUGLAS CROCKER II
      ---------------             --------------------------------------------
                                               DOUGLAS CROCKER II
                                     President and Chief Executive Officer


Date: August 12, 1994         By: /s/           MICHAEL J. MCHUGH
      ---------------             ---------------------------------------------
                                                MICHAEL J. MCHUGH
                                            Senior Vice President and
                                             Chief Financial Officer