Form 10-Q
period 1994-09-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 4
filed 1994-11-14
CIK 794665

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549-1004


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the period ended                    September 30, 1994
                       -----------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from                      to
                                 --------------------    -------------------
  Commission File Number:                           0-15632
                      ------------------------------------------------------



               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 4
- - --------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Illinois                                           36-3441345
- - -------------------------------                          --------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


Two North Riverside Plaza, Suite 950, Chicago, Illinois        60606-2607
- - ------------------------------------------------------- ---------------------
(Address of principal executive offices)                       (Zip Code)


                                (312) 207-0020
- - -----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not applicable
- - -----------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                     September 30,
                                                         1994      December 31,
                                                      (Unaudited)      1993
- - -------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                                 $ 5,550,400  $ 6,180,400
 Buildings and improvements                            40,142,300   41,798,200
- - -------------------------------------------------------------------------------
                                                       45,692,700   47,978,600
Accumulated depreciation and amortization              (7,349,200)  (6,573,300)
- - -------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                        38,343,500   41,405,300
Cash and cash equivalents                               4,085,500    3,054,000
Restricted certificates of deposit                         62,500       62,500
Rents receivable                                          216,400      296,500
Other assets                                               37,800       69,300
- - -------------------------------------------------------------------------------
                                                      $42,745,700  $44,887,600
- - -------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses                $   727,900  $   838,600
 Due to Affiliates                                        130,000      125,300
 Loan payable to General Partner                        3,911,700    3,937,900
 Security deposits                                         99,800      118,300
 Distributions payable                                    644,500      639,900
 Other liabilities                                         97,600       68,900
- - -------------------------------------------------------------------------------
                                                        5,611,500    5,728,900
- - -------------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner                                         (241,300)    (240,800)
 Limited Partners (750,000 Units authorized, 593,025
  issued and outstanding)                              37,375,500   39,399,500
- - -------------------------------------------------------------------------------
                                                       37,134,200   39,158,700
- - -------------------------------------------------------------------------------
                                                      $42,745,700  $44,887,600
- - -------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1994 and the year ended December 31,
1993
(Unaudited)
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
- - -------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1993                           $(241,100) $39,632,100  $39,391,000
Net income for the
 year ended
 December 31, 1993                           515,700    1,107,600    1,623,300
Distributions for the
 year ended
 December 31, 1993                          (515,400)  (1,340,200)  (1,855,600)
- - -------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1993                                       (240,800)  39,399,500   39,158,700
Net income for the
 nine months ended September 30, 1994        139,900    1,113,100    1,253,000
Distributions for the
 nine months ended September 30, 1994       (140,400)  (3,137,100)  (3,277,500)
- - -------------------------------------------------------------------------------
Partners' (deficit) capital, September
 30, 1994                                  $(241,300) $37,375,500  $37,134,200
- - -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                        1994       1993
- - ---------------------------------------------------------------------------
Income:
 Rental                                              $1,445,600 $1,556,800
 Interest                                                60,000     18,600
- - ---------------------------------------------------------------------------
                                                      1,505,600  1,575,400
- - ---------------------------------------------------------------------------
Expenses:
 Interest                                                93,600     83,700
 Depreciation and amortization                          353,300    360,000
 Real estate taxes and insurance                        153,600    183,800
 Repairs and maintenance                                120,100    156,900
 Property operating                                     258,900    315,500
 General and administrative                              44,800     48,100
- - ---------------------------------------------------------------------------
                                                      1,024,300  1,148,000
- - ---------------------------------------------------------------------------
Income before (loss) on sale or disposition of
 properties                                             481,300    427,400
(Loss) on sale or disposition of properties                        (19,300)
- - ---------------------------------------------------------------------------
Net income                                           $  481,300 $  408,100
- - ---------------------------------------------------------------------------
Net income allocated to General Partner              $   46,800 $   42,400
- - ---------------------------------------------------------------------------
Net income allocated to Limited Partners             $  434,500 $  365,700
- - ---------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (593,025 Units authorized, issued and outstanding)  $     0.73 $     0.62
- - ---------------------------------------------------------------------------


STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                          1994        1993
- - ------------------------------------------------------------------------------
Income:
 Rental                                                $4,501,800  $4,659,900
 Interest                                                 119,300      65,900
- - ------------------------------------------------------------------------------
                                                        4,621,100   4,725,800
- - ------------------------------------------------------------------------------
Expenses:
 Interest                                                 276,700     253,900
 Depreciation and amortization                          1,134,200   1,012,600
 Real estate taxes and insurance                          533,900     545,400
 Repairs and maintenance                                  416,600     488,600
 Property operating                                       825,000     898,800
 General and administrative                               133,000     185,900
- - ------------------------------------------------------------------------------
                                                        3,319,400   3,385,200
- - ------------------------------------------------------------------------------
Income before (loss) on sale or disposition of
 properties and extraordinary gain on early
 extinguishment of debt                                 1,301,700   1,340,600
(Loss) on sale or disposition of properties               (48,700) (1,428,400)
- - ------------------------------------------------------------------------------
Net income (loss) before extraordinary gain on early
 extinguishment of debt                                 1,253,000     (87,800)
Extraordinary gain on early extinguishment of debt                  1,464,000
- - ------------------------------------------------------------------------------
Net income                                             $1,253,000  $1,376,200
- - ------------------------------------------------------------------------------
Net income allocated to General Partner                $  139,900  $  128,000
- - ------------------------------------------------------------------------------
Net income allocated to Limited Partners               $1,113,100  $1,248,200
- - ------------------------------------------------------------------------------
Net income (loss) before extraordinary gain on early
 extinguishment of debt allocated to Limited Partners
 per Unit (593,025 Units authorized, issued and
 outstanding)                                          $     1.88  $    (0.34)
- - ------------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (593,025 Units authorized, issued and outstanding)    $     1.88  $     2.10
- - ------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s)

                                                           1994        1993
- - -------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                             $1,253,000  $1,376,200
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization                           1,134,200   1,012,600
 Loss on sale or disposition of properties                  48,700   1,428,400
 Extraordinary (gain) on early extinguishment of debt               (1,464,000)
 Changes in assets and liabilities:
  Decrease in rents receivable                              80,100      80,400
  Decrease in other assets                                  30,900       5,900
  (Decrease) increase in accounts payable and accrued
   expenses                                               (110,700)    121,400
  Increase (decrease) in due to Affiliates                   4,700     (19,500)
  Increase in other liabilities                             28,700       9,800
- - -------------------------------------------------------------------------------
   Net cash provided by operating activities             2,469,600   2,551,200
- - -------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from the sale or disposition of properties     2,168,500     844,400
 Payments for capital and tenant improvements             (289,000) (2,276,400)
- - -------------------------------------------------------------------------------
   Net cash provided by (used for) investing activities  1,879,500  (1,432,000)
- - -------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                         (3,272,900) (1,091,200)
 Net repayment of loan payable to General Partner          (26,200)
 (Decrease) in security deposits                           (18,500)     (1,700)
- - -------------------------------------------------------------------------------
   Net cash (used for) financing activities             (3,317,600) (1,092,900)
- - -------------------------------------------------------------------------------
Net increase in cash and cash equivalents                1,031,500      26,300
Cash and cash equivalents at the beginning of the
 period                                                  3,054,000   2,694,300
- - -------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period      $4,085,500  $2,720,600
- - -------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                        $  277,100  $  254,800
- - -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1994
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1994, are not necessarily indicative of the operating results for the year ending December 31, 1994.

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

2. RELATED PARTY TRANSACTIONS:

Subsequent to May 4, 1988, the Termination of the Offering, as compensation for services rendered in managing the affairs of the Partnership, the General Partner shall be entitled to receive a Partnership Management Fee payable within 60 days following the end of each fiscal year. Such amount shall be equal to the lesser of (i) 0.5% of the net value of the Partnership's assets as of the end of such year as reflected on the Certificate of Value furnished to the Holders, plus, the amount, if any, the Partnership Management Fee paid in any prior year was less than 0.5% of the net value of the Partnership's assets in such prior years, or (ii) an amount equal to the difference between (a) 10% of the Partnership's aggregate Cash Flow from the Commencement of Operations to the end of the year for which such Partnership Management Fee is payable, and
(b) the aggregate amount previously paid to the General Partner as a Partnership Management Fee. In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) shall be allocated to the General Partner in an amount equal to the greater of the General Partner's Partnership Management Fee for such year, or 1% of such Net Profits. The balance of Net Profits, if any, is allocated to the Holders. Net Losses from the sale of Partnership properties shall be allocated first, after giving effect to any distributions of Sale Proceeds, to the General Partner and Holders with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances and the balance, if any, 1% to the General Partner and 99% to the Holders. Notwithstanding, in all events, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit allocated during the existence of the Partnership. For the quarter and nine months ended September 30, 1994, the General Partner was allocated a Partnership Management Fee and, accordingly, Net Profits from operations of approximately $46,800 and $140,400, respectively. In addition, for the nine months ended September 30, 1994, the General Partner was allocated a Net Loss from the sale of a Partnership property of approximately $500.

As set forth in the Partnership Agreement, the General Partner has agreed to make available to the Partnership a line of credit in an amount equal to the sum of the Partnership Management Fees and Acquisition Fees paid to the General Partner or its Affiliates. This line of credit may be drawn upon for distribution to the Holders on a pro rata basis to the extent that Cash Flow is otherwise less than sufficient to distribute cash in amounts equal to the Holders' Preferred Return (7.5% per annum noncompounding cumulative return on the Holders' Capital Investment); provided, however, that the maximum amount which shall be advanced to the Partnership by the General Partner for distribution to the Holders shall be the amount of Acquisition Fees and Partnership Management Fees actually paid to the General Partner or its Affiliates. Amounts advanced shall bear interest at the rate of 8.5% per annum simple interest, payable monthly. On February 28, 1994, the Partnership drew an additional $515,400. Repayment of amounts advanced shall be made only from Cash Flow if and to the extent that Cash Flow is more than sufficient to distribute cash to the Holders in amounts equal to the Holders' Preferred Return and from Sale or Financing Proceeds. Per the Partnership Agreement, whenever there is a sale, disposition or financing of a Partnership property, the Sale or Financing Proceeds shall be distributed: 1) first, 75% to all Holders and 25% to the General Partner until the earlier of (i) receipt by Holders of cumulative distributions of Sale or Financing Proceeds in an amount equal to 100% of their Original Capital Contribution, or (ii) receipt by the General Partner of cumulative distributions of Sale or Financing Proceeds sufficient to repay all outstanding advances under the line of credit and 2) second, to the General Partner, until all outstanding advances under the line of credit, if any, have been repaid. In August 1994, the Partnership distributed to the General Partner approximately $541,600, which represented approximately 25% of the net proceeds from the sale of the Wellington North Office Complex Building C ("Wellington C")

(see Note 4) as a partial repayment of the outstanding loan payable to the General Partner. As of September 30, 1994 the outstanding loan payable to the General Partner was approximately $3,911,700.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1994 are as follows:

                                                          Paid
                                                  --------------------
                                                  Quarter  Nine Months Payable
- - -------------------------------------------------------------------------------
Property management and leasing fees              $ 84,100  $246,800   $ 58,000
Reimbursement of property insurance premiums, at
 cost                                               16,500    50,800       None
Interest on loan payable to General Partner         96,700   277,100     28,500
Real estate commissions (a)                           None      None     40,200
Reimbursement of expenses, at cost:
 (1) Accounting                                      4,400    14,300      1,900
 (2) Investor communication                          3,400    10,800      1,400
 (3) Legal                                           6,900    38,800       None
- - -------------------------------------------------------------------------------
                                                  $212,000  $638,600   $130,000
- - -------------------------------------------------------------------------------

(a) As of September 30, 1994, $40,200 was due to the General Partner for real estate commissions earned in connection with the disposition and sale of Partnership property. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until such time as the Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to Limited Partners) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

3. RESTRICTED CERTIFICATES OF DEPOSIT:

Restricted certificates of deposit include negotiable certificates of deposit in the amounts of $25,000 and $12,500, which have been pledged as collateral for security deposits to the Houston Lighting & Power Company and $25,000, which has been pledged as collateral for security deposits to the Florida Lighting & Power Company.

4. PROPERTY SALE:

On June 8, 1994, Farmington Hills Associates, a joint venture in which the Partnership and an Affiliated partnership each have a 50% interest, sold Wellington C for the sale price of $4,500,000. The Partnership's share of selling expenses was approximately $81,500. The Partnership's share of the net proceeds from this sale was approximately $2,168,500. The Partnership recorded a total loss on the sale of this property of approximately $2,048,700 for financial statement purposes, of which $2,000,000 was recorded as of December 31, 1992 as a provision for value impairment. For tax reporting purposes the Partnership will record a total loss in 1994 of approximately $1,980,000 on this sale.

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

                                       Comparative Cash Flow Results
                                      For the                 For the
                                  Quarters Ended         Nine Months Ended
                                9/30/94     9/30/93     9/30/94     9/30/93
- - -----------------------------------------------------------------------------
Amount of Cash Flow (as
 defined in the Partnership
 Agreement)                   $   787,800 $   744,800 $ 2,295,500 $ 2,225,500
Average Capital Investment    $57,916,900 $58,458,500 $58,278,000 $58,927,400
Annualized return on average
 Capital Investment
 (Annualized Cash Flow
 /average Capital
 Investment)                        5.44%       5.10%       5.25%       5.04%
- - -----------------------------------------------------------------------------

As the Partnership enters the disposition phase of its life cycle, comparisons of Cash Flow results between periods are complicated. Partnership Cash Flow is generally expected to decline as real property interests are sold or disposed since the Partnership no longer receives Cash Flow generated from such real property interests. Accordingly, rental income, property operating expenses, repairs and maintenance and real estate taxes and insurance are expected to decline as well, but will continue to comprise the significant components of Cash Flow and operating results until the final property is sold. Also, during the disposition phase, cash and cash equivalents increase as Sale Proceeds are received and decrease as the Partnership utilizes such proceeds for the purposes of distributions to Limited Partners, repayment of the loan payable to the General Partner or making improvements to the Partnership's remaining properties. Prior to being utilized for such purposes, these funds are invested in short-term money market instruments. Sale Proceeds are excluded from the determination of Cash Flow. The disposition of Wellington A in March 1993 and sales of Wellington B in March 1993 and Wellington C in June 1994 at the Wellington North Office Complex ("Wellington") caused Cash Flow results at Wellington to decrease during the quarter and nine months ended September 30, 1994 when compared to the quarter and nine months ended September 30, 1993 by approximately $13,300 and $83,600, respectively.

Excluding the effects of the Wellington dispositions, Cash Flow results for the quarter and nine months ended September 30, 1994 increased when compared to the quarter and nine months ended September 30, 1993 by approximately $56,300 and $153,600, respectively. Factors which contributed to the increases were: 1) increased rental revenues for the nine-month periods under comparison of approximately $67,000; 2) increased interest income earned on short-term investments of approximately $41,400 and $53,400, respectively, due to an increase in the average interest rate earned on these investments as well as an increase in the funds available for short-term investments; 3) decreased general and administrative expenses for the nine-month periods under comparison of approximately $52,300 due to Indiana state and county income and sales taxes being assessed to the Partnership in 1993 for the tax years 1989, 1990 and 1992; 4) decreased property operating expenses at various Partnership properties totaling approximately $20,700 and $15,300, respectively, primarily due to lower professional servicing fees and utility costs. Partially offsetting the increases in Cash Flow results were: 1) increased interest expense of approximately $9,900 and $22,800, respectively, due to an additional draw in the first quarter of 1994 on the line of credit available from the General Partner (subsequent to this additional draw, a partial repayment was made in the third quarter of 1994 in connection with the proceeds distributed from the sale of Wellington C); 2) an increase in the General Partner's Portfolio Management Fee of approximately $4,200 and $12,700, respectively, and
3) decreased rental revenues during the quarterly periods under comparison of approximately $9,900.

Rental revenues at Indian Ridge Plaza Shopping Center for the nine months ended September 30, 1994 and 1993 were approximately $1,591,900 and $1,617,800, respectively, and for the quarters ended September 30, 1994 and 1993 were approximately $540,500 and $535,200, respectively. Although both the quarterly and nine-month average occupancy rates increased from 95% and 96%, respectively, in 1993 to 98% for the comparable periods in 1994, rental revenues remained stable.

Rental revenues at Park Plaza Professional Building ("Park Plaza") for the nine months ended September 30, 1994 and 1993 were approximately $1,346,300 and $1,404,600, respectively, and for the quarters ended September 30, 1994 and 1993 were approximately $451,600 and $486,900, respectively. The decrease in 1994 rental revenues was due to decreased tenant expense reimbursements and lower quarterly and nine-month average occupancy rates from 92% and 93%, respectively, in 1993 to 88% for the comparable periods in 1994.

Rental revenues at Carrollton Crossroads Shopping Center for the nine months ended September 30, 1994 and 1993 were approximately $815,800 and $748,700, respectively and for the quarters ended September 30, 1994 and 1993 were approximately $265,900 and $280,200, respectively. The increase in the nine-month rental revenues was primarily due to the expansion of a major tenant's leasable square footage in May 1993. The decrease for the quarterly periods under comparison was primarily the result of real estate tax reimbursements being billed to tenants in 1993 for 1992 real estate taxes which were greater than previously estimated due to a significant increase in real estate tax expense.

Rental revenues at 3120 Southwest Freeway Office Building ("Southwest Freeway") for the nine months ended September 30, 1994 and 1993 were approximately $532,400 and $448,400, respectively, and for the quarters ended September 30, 1994 and 1993 were approximately $188,700 and $154,400, respectively. The increase in 1994 nine-month rental revenues was due to: 1) the recovery of certain tenant receivables which were previously written off as uncollectible;
2) an increase in the real estate tax reimbursements billed to tenants in 1994 for 1993 real estate taxes; 3) an increase in the average occupancy rate from 85% in 1993 to 88% in 1994 and 4) an increase in the average effective base rental rate. Although the average quarterly occupancy rate decreased from 91% in 1993 to 85% in 1994, quarterly rental revenues increased in 1994 due to the recovery of certain tenant receivables previously written off and an increase in the average effective base rental rate.

Rental revenues at Wellington C for the nine months ended September 30, 1994 and 1993 were approximately $215,400 and $440,500, respectively. The decrease in 1994 rental revenues was due to the disposition and sale of two of the three buildings at the office complex (Wellington A and Wellington B) on March 17 and March 23, 1993, respectively, and the sale of Wellington C on June 8, 1994.

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

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position as of September 30, 1994 when compared to December 31, 1993 was primarily the result of net cash provided by operating activities and the net Sale Proceeds received from the sale of Wellington C exceeding distributions paid to Partners and expenditures for capital and tenant improvements. Liquid assets of the Partnership as of September 30, 1994 were comprised of Cash Flow retained for working capital purposes and undistributed Sale Proceeds.

Net cash provided by operating activities decreased from $2,551,200 to $2,469,600 for the nine months ended September 30, 1993 and 1994, respectively. This decrease was primarily due to the disposition and sale of Wellington A and B, respectively, in 1993, as well as the sale of Wellington C in June 1994. Aside from the Wellington transactions, net cash provided by operating activities increased approximately $111,100. Factors impacting this increase included the increase in Cash Flow results previously discussed as well as the timing of the payment of certain Partnership expenses and the collection of rental revenues.

Net cash (used for) provided by investing activities changed from ($1,432,000) for the nine months ended September 30, 1993 to $1,879,500 for the nine months ended September 30, 1994. This increase was primarily due to proceeds received from the sale of Wellington C in 1994 being greater than the proceeds received on the disposition of Wellington A and sale of Wellington B in 1993 and the decrease in payments made in 1994 for capital and tenant improvements.

On June 8, 1994, Farmington Hills Associates, a joint venture in which the Partnership and an Affiliated partnership each have a 50% interest, sold Wellington C for the sale price of $4,500,000. The Partnership's share of the net proceeds from this sale approximated $2,168,500. In accordance with the Partnership Agreement, the Partnership distributed approximately 75%, or $1,624,900 of these proceeds to Limited Partners in August 1994 and approximately 25%, or $541,600 to the General Partner as a partial repayment of the outstanding loan payable to the General Partner (see Note 2 in Notes to Financial Statements).

During the nine months ended September 30, 1994, the Partnership spent approximately $289,000 for capital and tenant improvements and has budgeted to spend approximately $100,000 during the remainder of 1994. Included in the remaining budgeted amount is approximately $60,000 relating to anticipated capital and tenant improvements and leasing costs expected to be incurred at Southwest Freeway. The General Partner believes these improvements are necessary in order to maintain the occupancy level in a very competitive market, as well as to maximize rental rates charged to new and renewing tenants.

Net cash used for financing activities increased from $1,092,900 for the nine months ended September 30, 1993 to $3,317,600 for the nine months ended September 30, 1994. This increase was due to: 1) increased cash distributions paid to Partners in 1994, including the proceeds from the sale of Wellington C;
2) the partial repayment in August 1994 of the loan payable to the General Partner from the sale proceeds of Wellington C exceeding the loan proceeds received in February 1994 and 3) a decrease in security deposits.

On June 2, 1994, the Partnership cancelled the revolving line of credit it had with a major New York bank originally scheduled to expire on November 5, 1996. This line of credit provided that the bank would lend to the Partnership from time to time up to $2,965,100 which was equal to approximately 5% of the gross proceeds of the Offering. As of the date of cancellation, the Partnership did not have an outstanding balance under this line of credit.

The General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves for the Partnership. The higher levels of cash reserves are needed due to the anticipated capital and tenant improvements necessary to be made to the Partnership's remaining properties during the next several years. As a result of this, the Partnership continues to reserve amounts from Cash Flow to supplement working capital reserves. For the quarter and nine months ended September 30, 1994, Cash Flow retained to supplement working capital reserves approximated $283,700 and $783,300, respectively. The General Partner believes that the Partnership's current cash position along with any additional amounts retained from future Cash Flow will be sufficient to cover budgeted expenditures as well as any other requirements which may reasonably be foreseen.

Distributions to Limited Partners for the quarter ended September 30, 1994 were declared at $0.85 per Unit. Cash distributions are made 60 days after the quarter-end. The amount of Cash Flow available for distributions to Partners is ultimately dependent upon the performance of the Partnership's investments as well as the amount of Cash Flow retained for future cash requirements. Therefore, there can be no assurance of the amount of future Cash Flow available for distribution to Partners.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
- - -------  --------------------------------

      (a) Exhibits: None

      (b) Reports on Form 8-K:

          There were no reports filed on Form 8-K during the quarter ended September 30, 1994.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 4

                          BY: FIRST CAPITAL FINANCIAL CORPORATION
                              GENERAL PARTNER


Date:  November 11, 1994  By: /s/     DOUGLAS CROCKER II
       -----------------  ---------------------------------------
                                      DOUGLAS CROCKER II
                             President and Chief Executive Officer


Date:  November 11, 1994  By: /s/      NORMAN M. FIELD
       -----------------  ---------------------------------------
                                       NORMAN M. FIELD
                             Vice President - Finance and Treasurer