Form 10-K
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 4
filed 1995-03-31
CIK 794665

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended             December 31, 1994
                                 -----------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from               to
                                      ------------------------------------------

        Commission file number               0-15632
                              --------------------------------------------------

               First Capital Institutional Real Estate, Ltd. - 4
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Illinois                                      36-3441345
-------------------------------            -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


Two North Riverside Plaza, Suite 950, Chicago, Illinois        60606-2607
-------------------------------------------------------   ---------------------
    (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code           (312) 207-0020
                                                          ---------------------

Securities registered pursuant to Section 12(b) of
the Act:                                                           NONE
                                                          ----------------------


Securities registered pursuant to Section
12(g) of the Act:                             Limited Partnership Assignee Units
                                              ----------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  YES  X     NO
                                        ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated November 5, 1986, included in the Partnership's Registration Statement on Form S-11, is incorporated herein by reference in Part IV of this report.

Exhibit Index - Page A-1
------------------------

                                    PART I


ITEM 1.   BUSINESS
-------   --------


The registrant, First Capital Institutional Real Estate, Ltd. - 4 (the "Partnership"), is a limited partnership organized in 1986 under the Uniform Limited Partnership Act of the State of Illinois. The Partnership sold $59,302,500 in Limited Partnership Assignee Units (the "Units") to the public from November, 1986 through May, 1988, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (Registration Statement No. 33-06149). Capitalized terms used in this report have the same meaning as those terms have in this Registration Statement.

The business of the Partnership is to invest primarily in existing, improved income-producing commercial real estate such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of real estate. From January 1987 to March 1989, the Partnership made four real property investments, including two 50% joint venture interests and one 75% joint venture interest, each with Affiliated partnerships, and one participating mortgage loan investment, which was recognized as of July 1, 1990 as being foreclosed in-substance and was recorded as two real property investments (the North Valley Office Center Phase I ("North Valley") and the Wellington North Office Complex ("Wellington A, B and C")) in which the Partnership had a 50% joint venture interest with an Affiliated partnership. On November 5, 1992, North Valley was disposed of as a result of a conveyance of the title to the mortgage holder in lieu of foreclosure. On March 17, 1993, Wellington A was disposed of in conjunction with the mortgage holder, to a third party. On March 23, 1993 Wellington B was sold and on June 8, 1994 Wellington C was sold.

Property management services for the Partnership's real estate investments are provided by Affiliates of the General Partner for fees calculated as a percentage of gross rents received from the properties.

The real estate business is highly competitive. The results of operations of the Partnership depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of these tenants. Properties owned by the Partnership frequently compete for tenants with similar properties owned by others.

The Partnership employs directly or through joint ventures nine people for on-site property maintenance and administration.

ITEM 2.   PROPERTIES (a)(b)
-------   ------------------

As of December 31, 1994, the Partnership owned directly or through joint ventures, the following four property interests, all of which were owned in fee simple:


                                                                             Net Leasable          Number of
        Property Name                          Location                      Sq. Footage           Tenants (c)
        -------------                          --------                      ------------         -------------
Office Buildings:
-----------------
Park Plaza Professional Building (d)         Houston, Texas                    177,395                  64(1)

3120 Southwest Freeway (e)                   Houston, Texas                     89,346                  38

Shopping Centers:
-----------------
Indian Ridge Plaza                          Mishawaka, Indiana                 186,837                  29(2)

Carrollton Crossroads (d)                   Carrollton, Georgia                297,406                  29(3)

-------   -----------------------------


Notes:
------

(a) For a discussion of significant operating results and major capital expenditures planned for the Partnership's properties refer to Item 7 on pages 8 through 9.

(b) For Federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property, and all improvements thereafter, over a useful life of 40 years utilizing the straight-line method. The Partnership's portion of real estate taxes for Park Plaza Professional Building ("Park Plaza"), 3120 Southwest Freeway, Indian Ridge Plaza ("Indian Ridge") and Carrollton Crossroads ("Carrollton") were approximately $185,700, $47,700, $254,000 and $97,900, respectively, for the year ended December 31, 1994. In the opinion of the General Partner, the Partnership's properties are adequately insured and serviced by all necessary utilities.

(c) Represents the total number of tenants as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the property.

(d) The Partnership owns a 50% joint venture interest in this property.

(e) The Partnership owns a 75% joint venture interest in this property.

The following table presents the properties' occupancy rates as of December 31 for each of the last five years:

    Property Name               1994      1993      1992      1991      1990
    -------------              ------    ------    ------    ------    ------
Park Plaza                      90%       91%       91%       89%       89%

3120 Southwest Freeway          96%       90%       80%       88%       95%

Indian Ridge                    98%       98%       97%       90%       89%

Carrollton                      99%       99%       99%       97%       94%


The amounts in the following table represent the properties' average annual rentals per square foot for each of the last five years ended December 31 and are computed by dividing each property's base rental revenues by its average occupied square footage:

    Property Name               1994      1993      1992      1991      1990
    -------------              ------    ------    ------    ------    ------
Park Plaza                     $18.64    $17.65    $16.99    $16.63    $15.82

3120 Southwest Freeway         $10.51    $10.23    $ 9.94    $ 9.84    $ 8.82

Indian Ridge                   $ 9.32    $ 9.18    $ 9.25    $ 8.36    $ 9.08

Carrollton                     $ 6.30    $ 5.94    $ 5.73    $ 5.77    $ 6.05

-------   ----------------------


The following table summarizes the principal provisions of the leases for tenants occupying ten percent or more rentable square footage of Park Plaza, Indian Ridge and Carrollton:

                                                                 Percentage
                                                                   of Net        Renewal
                                                                  Leasable       Options
                                Partnership's     Expiration       Square        (Renewal
                                Share of Rent       Date of       Footage        Options/
                                  for 1995           Lease        Occupied        Years)
                               --------------     ----------     ----------     ----------
Park Plaza
----------
  AMI Park Plaza Hospital
    (health care services)        $ 77,900         5/31/95          12%            None

Indian Ridge
------------
  TJ Maxx
    (department store sales)      $227,700         5/31/97          17%            3/5
  Phar-Mor
    (drugstore sales)             $315,000         7/31/02          24%            3/5

Carrollton
----------
  Wal-Mart
    (department store sales)      $306,500         9/30/07          42%            6/5
  Kroger
    (grocery store sales)         $159,000         12/9/07          17%            5/5
  JC Penney
    (department store sales)      $ 63,400         2/28/08          11%            4/5

The following table sets forth the Partnership's portion of the lease expirations (assuming no lease renewals) through the year ended December 31, 2004:

                                                Base Rents       % of Total
                Number of                       in Year of       Base Rents
        Year     Tenants      Square Feet     Expiration (a)    Collected (b)
        ----    ---------    -------------    --------------    -------------
        1995        39          129,442          $489,900          11.71%
        1996        34           69,491          $297,300           8.85%
        1997        39           99,659          $507,100          18.41%
        1998        27           96,297          $409,300          23.10%
        1999        12           24,693          $138,800          10.70%
        2000         1            1,697          $  1,300           0.11%
        2001      None             None              None            None
        2002         2           54,000          $248,900          26.17%
        2003         3           19,703          $115,500          17.92%
        2004      None             None              None            None

        (a) Represents Partnership's portion of rents to be received, through the date of expiration, on expiring leases for each year.

        (b) Represents the rents to be received on expiring leases as a percentage of the total rents expected to be collected for each year.

ITEM 3.      LEGAL PROCEEDINGS
-------      -----------------

(a & b)   The Partnership and its properties are not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1994. Ordinary routine litigation incidental to the business which is not deemed material was maintained during the quarter ended December 31, 1994.



ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------      ---------------------------------------------------

(a, b, c & d)  None.

                                    PART II




ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS
-------  ----------------------------------------------------------------------

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 1995, there were 5,006 Holders of the Units.

ITEM 6. SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                          ------------------------------------------------------------
                             1994        1993        1992         1991        1990
-----------------------------------------------------------------------------------------
Total revenues            $ 6,156,100 $ 6,174,800 $ 6,296,800  $ 6,359,800 $ 5,234,300
Net income (loss)         $ 1,249,200 $ 1,623,300 $(2,034,200) $   864,600 $(4,101,900)
Net income (loss)
 allocated to Limited
 Partners                 $ 1,080,700 $ 1,107,600 $(2,013,900) $   856,000 $(4,060,900)
Net income (loss)
 allocated to Limited
 Partners per Unit
 (593,025 Units Issued
 and Outstanding)(a)      $      1.82 $      1.87 $     (3.40) $      1.44 $     (6.85)
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)            $37,607,600 $41,405,300 $43,555,100  $50,356,100 $51,307,500
Number of real property
 interests owned at
 December 31                        4           5           5            6           6(b)
Total assets              $42,175,300 $44,887,600 $46,932,900  $52,943,300 $52,319,600
Mortgage loan(s) payable         None        None $ 2,419,000  $ 5,569,000 $ 5,581,500
Note payable                     None        None        None  $   775,000 $   575,000
Cash Flow (as defined by
 the Partnership
 Agreement)(c)            $ 3,112,400 $ 2,448,300 $ 2,655,300  $ 2,265,800 $ 1,941,800
Distributions to Limited
 Partners per Unit
 (593,025 Units issued
 and outstanding)         $      6.14 $      2.26        None         None $      7.50
Return of Capital to
 Limited Partners per
 Unit (593,025 Units
 issued and
 outstanding)(d)          $      4.32 $      0.39        None         None $      7.50
-----------------------------------------------------------------------------------------

Reconciliation of Cash Flow (as defined by the Partnership Agreement) to net cash provided by operating activities:

                                     For the Years Ended December 31,
                          ---------------------------------------------------------
                             1994        1993       1992        1991        1990
------------------------------------------------------------------------------------
Cash Flow (as defined by
 the Partnership
 Agreement)(c)            $3,112,400  $2,448,300 $2,655,300  $2,265,800  $1,941,800
Items of reconciliation:
 Principal payments on
  mortgage loans and
  notes payable                                                  12,500      10,200
 Cash received from
  insubstance
  foreclosure                                                               698,400
 General Partner
  Partnership Management
  Fee                        174,000     515,400                            219,400
 Changes in assets and
  liabilities:
  Decrease (increase) in
   current assets              1,900     254,500   (175,300)    (92,500)   (193,000)
  (Increase) decrease in
   current liabilities      (141,100)    132,900    222,600     249,400     125,100
------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $3,147,200  $3,351,100 $2,702,600  $2,435,200  $2,801,900
------------------------------------------------------------------------------------

(a) Net income (loss) allocated to Limited Partners per Unit for 1993 and 1992 included an extraordinary gain on extinguishment of debt.
(b) Included two real property investments accounted for as an in-substance foreclosure in 1990. Actual title was obtained in 1991.
(c) Cash Flow is defined in the Partnership Agreement as all revenues from operations (excluding tenant deposits, proceeds from the sale, disposition or financing of any Partnership properties), minus all expenses (including Operating Expenses, payments of principal and interest on any Partnership indebtedness, the General Partner's Partnership Management Fee, and any reserves of revenues from operations deemed reasonably necessary by the General Partner), except depreciation and amortization expenses, capital expenditures, lease acquisition expenditures and payments of Acquisition Fees made from Offering proceeds.
(d) To the extent cash distributions exceed net income, such excess distributions are treated as a return of capital.

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 to A-7 in this report and the supplemental schedule on pages A-8 and A-9.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The ordinary business of the Partnership is expected to pass through three phases: (i) Offering of Units and investment in properties, (ii) operation of properties and (iii) sale or other disposition of properties.

The Partnership commenced the Offering of Units on November 5, 1986 and began operations on December 15, 1986 after achieving the required minimum subscription level. On May 4, 1988, the Offering was terminated upon the sale of 593,025 Units. From January 1987 to March 1989, the Partnership made four real property investments, including two 50% joint venture interests and one 75% joint venture interest, each with Affiliated partnerships, and one participating mortgage loan investment, which was recognized as of July 1, 1990 as being foreclosed in-substance and was recorded as two real property investments, (the North Valley Office Center Phase I ("North Valley") and the Wellington North Office Complex ("Wellington A, B and C")) in which the Partnership had a 50% joint venture interest with an Affiliated partnership. On November 5, 1992, North Valley was disposed of as a result of a conveyance of the title to the mortgage holder in lieu of foreclosure. On March 17, 1993, Wellington A was disposed of in conjunction with the mortgage holder, to a third party. On March 23, 1993 Wellington B was sold and on June 8, 1994 Wellington C was sold.

OPERATIONS
One of the primary objectives of the Partnership is to provide cash distributions to Limited Partners from Cash Flow generated by Partnership operations. To the extent cash distributions exceed net income, such excess distributions are treated as a return of capital. The Statements of Cash Flows presented in the financial statements represent a reconciliation of the changes in cash balances. Cash Flow, as defined by the Partnership Agreement, is generally not equal to Partnership net income or cash flows as determined under generally accepted accounting principles, since certain items are treated differently under the Partnership Agreement than under generally accepted accounting principles. Management believes that in order to facilitate a clear understanding of Partnership operations, an analysis of Cash Flow (as defined by the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as defined by generally accepted accounting principles. The amount of Cash Flow and the return on Capital Investment are not indicative of actual distributions and actual returns on capital investment.

As the Partnership progresses through the disposition phase, the General Partner continues to analyze, and if necessary adjust for, the differences between the market values and the carrying bases of the Partnership's properties. As a result of the current year analysis, the Partnership has recorded a provision for value impairment for the Park Plaza Professional Building in the amount of $500,000 for the year ended December 31, 1994. The recording of the provision for value impairment does not impact cash flow as defined by generally accepted accounting principles or Cash Flow as defined by the Partnership Agreement (see Note 8 of Notes to Financial Statements for additional information). The General Partner will continue to evaluate real estate market conditions affecting each of the Partnership's properties, in its efforts to maximize the realization of proceeds on their eventual disposition.

                                               Comparative Cash Flow Results
                                             For the Years Ended December 31,
                                            -----------------------------------
                                               1994        1993        1992
-------------------------------------------------------------------------------
Amount of Cash Flow (as defined by the
 Partnership Agreement)                     $ 3,112,400 $ 2,448,300 $ 2,655,300
Average Capital Investment                  $57,916,900 $58,810,166 $59,302,500
Return on average Capital Investment (Cash
 Flow/ average Capital Investment)                5.37%       4.16%       4.48%
-------------------------------------------------------------------------------

As the Partnership enters the disposition phase of its life cycle, comparisons of Cash Flow results between periods are complicated. Partnership Cash Flow is generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives Cash Flow generated from such real property interests. Accordingly, rental income, property operating expenses, repairs and maintenance and real estate taxes are expected to decline as well, but will continue to comprise the significant components of Cash Flow and operating results until the final property sale. Also, during the disposition phase, cash and cash equivalents increase as Sale Proceeds are received and decrease as the Partnership utilizes such proceeds for the purposes of distributions to Limited Partners, repayment of the loan payable to the General Partner or making improvements to the Partnership's remaining properties. Prior to being utilized for such purposes, these funds are invested in short-term money market instruments. Sale Proceeds are excluded from the determination of Cash Flow.

The increase in Cash Flow results of $664,100 for the year ended December 31, 1994 when compared to the year ended December 31, 1993 was primarily due to: 1) a decrease in the General Partner's Partnership Management Fee (the "Fee") of approximately $341,400 as a result of the cumulative charge in 1993 relating to 1991, 1992 and 1993 Fees which were not paid in prior years when distributions were suspended; 2) increased Cash Flow results at 3120 Southwest Freeway, Carrollton Crossroads Shopping Center ("Carrollton") and Indian Ridge Plaza ("Indian Ridge") of approximately $115,100, $109,000 and $17,800, respectively;
3) increased interest income earned on short-term investments of approximately $85,400 due to an increase in the average interest rate earned on these investments as well as an increase in the funds available for investment and 4) decreased general and administrative expenses of approximately $48,500 primarily due to Indiana state and county income and sales taxes being assessed against the Partnership in 1993 for the tax years 1989, 1990 and 1992. Partially offsetting the increase in Cash Flow results was: 1) decreased Cash Flow results of approximately $42,800 at Wellington A, B and C as a result of the sales and disposition previously discussed; 2) decreased Cash Flow results at Park Plaza of approximately $24,900 and 3) increased interest expense of approximately $22,300 due to an additional draw in the first quarter of 1994 on the line of credit available from the General Partner. A partial repayment of the loan due to the General Partner was made in the third quarter of 1994 in the amount of $541,600 in connection with the distribution of proceeds from the sale of Wellington C.

The decrease in Cash Flow results of $207,000 for the year ended December 31, 1993 when compared to the year ended December 31, 1992 was primarily due to: 1) the cumulative Fee charge, which amounted to approximately $515,400 in 1993, not paid in prior years as a result of suspended distributions, as previously discussed; 2) an increase in general and administrative expenses of approximately $59,500 due to the Indiana state and county income and sales taxes previously discussed and 3) decreased Cash Flow results of approximately $53,500 at 3120 Southwest Freeway. Partially offsetting the decrease in Cash Flow results was: 1) increased Cash Flow results at Park Plaza, Indian Ridge, Carrollton and, collectively, North Valley and Wellington A, B and C of approximately $171,700, $143,100, $77,200 and $13,700, respectively and 2)
decreased interest expense of approximately $38,600 as a result of the full repayment of the outstanding balance of the Partnership's line of credit with a New York bank in November, 1992.

Rental revenues at 3120 Southwest Freeway for the years ended December 31, 1994, 1993 and 1992 were approximately $713,100, $607,700 and $620,800, respectively. The increase in rental revenues in 1994 when compared to 1993 was primarily due to an increase in the average annual occupancy rate from 86% in 1993 to 91% in 1994 as well as an increase in the average effective base rental rate charged to new and renewing tenants and the collection of certain tenant receivables which were previously written off as uncollectible. The decrease in rental revenue in 1993 when compared to 1992 was primarily due to an adjustment in 1993 of real estate tax reimbursements billed to tenants in 1992 which were based on an estimate of real estate tax expense that was higher than the actual real estate taxes paid. Partially offsetting the decrease in 1993 rental revenues was an increase in the average annual occupancy rate from 82% in 1992 to 86% in 1993 as well as an increase in the average effective base rental rate charged to new and renewing tenants. Other factors which contributed to the decrease in Cash Flow results in 1993 were increases in property operating expenses of approximately $23,900, primarily due to increases in professional fees and utilities, and repair and maintenance expenses of approximately $19,300.

Rental revenues at Carrollton for the years ended December 31, 1994, 1993 and 1992 were approximately $1,094,800, $1,017,200 and $832,200, respectively. The increases in rental revenues were primarily due to the expansion of a major tenant's leasable square footage in May 1993 from approximately 87,100 square feet to approximately 124,100 square feet. This additional square footage represents a 14% increase in the total leasable square footage of Carrollton. In addition, increases in the average base rental rate charged to new and renewing tenants also contributed to the increases in rental revenues. Another factor which impacted the change in Cash Flow results in 1994 when compared to 1993 was decreased repair and maintenance expenses of approximately $20,500. Partially offsetting the increase in Cash Flow results at Carrollton in 1993 when compared to 1992 was increased repair and maintenance expenses of approximately $45,500 and increased real estate taxes of approximately $50,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

Rental revenues at Indian Ridge for the years ended December 31, 1994, 1993 and 1992 were approximately $2,147,400, $2,078,200 and $2,024,400, respectively.
The increases in rental revenues are primarily due to increases in the average annual occupancy rate from 92% in 1992 to 96% in 1993 to 98% in 1994. Partially offsetting the increase in 1994 Cash Flow results was an increase in 1994 repair and maintenance expenses of approximately $27,700 primarily due to additional snow removal, parking lot repairs and landscaping and an increase in property operating expenses of approximately $15,800 primarily as a result of additional advertising and promotional fees. Partially offsetting the decrease in 1993 Cash Flow results was lower repair and maintenance expenses of approximately $64,800 primarily as a result of higher than normal 1992 expenses relating to snow removal, exterior building painting and parking lot repairs.

Rental revenues at Park Plaza for the years ended December 31, 1994, 1993 and 1992 were approximately $1,815,400, $1,889,200 and $1,732,800, respectively.
The changes in rental revenues from 1992 through 1994 were the result of: 1) the significant fluctuation of real estate tax and operating expense reimbursements earned of approximately $19,600 in 1992 (which included a credit to tenants for reimbursements of approximately $71,700 related to 1989 and 1990 that were determined in 1992 to be overestimated), $115,200 in 1993 and $52,100 in 1994; 2) average annual occupancy rates of 90% in 1992, 93% in 1993 and 89% in 1994; 3) a decrease in 1993 parking income of approximately $37,400 when compared to 1992 and 4) the write off of tenant receivables as uncollectible in 1992 of approximately $24,100. These changes in rental revenues are due to recent legislation to the uncertainties surrounding the health care industry. As a result, in order to maintain occupancy levels, the Partnership has begun to offer to new and renewing tenants reduced lease rates and the use of the current year as a base year for tenant expense reimbursements. In addition, the increase in 1994 Cash Flow results was impacted by lower property operating expenses as a result of lower utilities, advertising and promotional fees and property management fees, which are based on a percentage of gross rents received by the property.

Collectively, rental revenues at North Valley and Wellington A, B and C for the years ended December 31, 1994, 1993 and 1992 were approximately $215,400, $497,800 and $990,000, respectively. As previously discussed, these four buildings were sold or disposed of individually between November 1992 and June 1994 and account for the significant decreases in rental revenues and operating expenses. In addition, interest expense decreased approximately $127,900 in 1993 due to the extinguishment of debt in connection with the sale of Wellington A. Partially offsetting the decrease in 1993 rental revenues when compared to 1992 was an increase in the Wellington C average annual occupancy rate from 46% in 1992 to 78% in 1993 as well as the receipt in May 1993 of a lease settlement payment from a tenant who vacated Wellington C in April 1993.

To increase and maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the necessary actions deemed appropriate for the properties discussed above. Some of these actions include: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants and addressing any expansion needs that these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and
6) providing rental concessions or competitively pricing rental rates depending on market conditions.

The rate of inflation has remained relatively stable during the years under comparison and has had a minimal impact on the operating results of the Partnership. The nature of various tenant's lease clauses protects the Partnership, to some extent, from increases in the rate of inflation. Certain of the lease clauses provide for the following: 1) annual rent increases based on the Consumer Price Index or graduated rental increases; 2) percentage rentals at shopping centers, for which the Partnership receives as additional rent a percentage of a tenant's sales over predetermined amounts and 3) total or partial tenant reimbursement of property operating expenses (e.g., common area maintenance, real estate taxes, etc.).

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position as of December 31, 1994 when compared to December 31, 1993 was primarily the result of net cash provided by operating activities and net Sale Proceeds received from the sale of Wellington C exceeding distributions paid to Partners and expenditures for capital and tenant improvements. Liquid assets of the Partnership as of December 31, 1994 were comprised of working capital reserves and undistributed Cash Flow.

Net cash provided by operating activities decreased from $3,351,100 to $3,147,200 for the years ended December 31, 1993 and 1994, respectively. This decrease was primarily due to the disposition and sale of Wellington A and B, respectively, in 1993, as well as the sale of Wellington C in June 1994. Aside from the Wellington transactions, net cash provided by operating activities decreased approximately $19,200. Factors impacting this decrease were the timing of the payment of certain Partnership expenses and the collection of rental revenues partially offset by the increase in Cash Flow results previously discussed.

Net cash (used for) provided by investing activities changed from ($1,773,300) for the year ended December 31, 1993 to $1,761,300 for the year ended December 31, 1994. This change was due to the proceeds received from the sale of Wellington C in 1994 being greater than the proceeds received on the disposition of Wellington A and sale of Wellington B in 1993 and the decrease in payments made in 1994 for capital and tenant improvements.

On June 8, 1994, Farmington Hills Associates, a joint venture in which the Partnership and an Affiliated partnership each have a 50% interest, sold Wellington C for the sale price of $4,500,000. The Partnership's share of the net proceeds from this sale approximated $2,168,300. In August 1994, the Partnership distributed approximately 75%, or $1,624,900 of these proceeds to Limited Partners in August 1994 and approximately 25%, or $541,600 to the General Partner as a partial repayment of the outstanding loan payable to the General Partner (see Note 2 in Notes to Financial Statements).

The decrease in the amounts paid for capital and tenant improvements by the Partnership in 1994 was primarily due to the reimbursement of $1,304,700 in 1993 to a major tenant at Carrollton which had expanded its leasable square footage approximately 37,000 square feet. The Partnership has budgeted to spend approximately $700,000 for building and tenant improvements in 1995, consisting of approximately $240,000 each at Park Plaza and Indian Ridge, $120,000 at 3120 Southwest Freeway and $100,000 at Carrollton. The General Partner believes these improvements are necessary in order to maintain occupancy levels in very competitive markets, as well as to maximize rental rates charged to new and renewing tenants.

Net cash (used for) financing activities changed from ($1,218,100) for the year ended December 31, 1993 to ($3,820,400) for the year ended December 31, 1994. This change was due to: 1) increased cash distributions paid to Partners in 1994, including the net proceeds from the sale of Wellington C; 2) the partial repayment in August 1994 of the loan payable to the General Partner from the sale proceeds of Wellington C exceeding the loan proceeds received in February 1994 and 3) a decrease in tenant security deposits, primarily at Park Plaza.

On June 2, 1994, the Partnership cancelled the revolving line of credit it had with a major New York bank originally scheduled to expire on November 5, 1996. This line of credit provided that the bank would lend to the Partnership, from time to time, up to $2,965,100, which was equal to approximately 5% of the gross proceeds of the Offering. As of the date of cancellation, the Partnership did not have an outstanding balance under this line of credit.

The General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves for the Partnership. The higher levels of cash reserves are needed due to the anticipated capital and tenant improvements necessary to be made to the Partnership's remaining properties during the next several years. As a result of this, the Partnership continues to reserve amounts from Cash Flow to supplement working capital reserves. For the year ended December 31, 1994, Cash Flow retained to supplement working capital reserves approximated $1,096,100. The General Partner believes that the Partnership's current cash position along with any additional amounts retained from future Cash Flow will be sufficient to cover budgeted expenditures as well as any other requirements which may reasonably be foreseen.

Distributions to Limited Partners for the year ended December 31, 1994 were made at an annualized rate of 3.48% of average Capital Investment. Cash distributions are made 60 days after the quarter-end. The amount of Cash Flow available for distributions to Partners is ultimately dependent upon the performance of the Partnership's investments as well as the amount of Cash Flow retained for future cash requirements. Therefore, there can be no assurance of the amount of future Cash Flow available for distribution to Partners.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------  -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

(a) DIRECTORS
    ---------

   The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The directors of FCFC, as of March 27, 1995, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in May, 1995.

          Name                                               Office
          ----                                               ------

   Samuel Zell......................................  Chairman of the Board
   Douglas Crocker II...............................  Director
   Sheli Z. Rosenberg...............................  Director
   Sanford Shkolnik.................................  Director

   Samuel Zell, 53, has been a Director of the General Partner since 1983 (Chairman of the Board since December 1985); and is Chairman of the Board of Great American Management and Investment, Inc. ("Great American"). Mr. Zell is also Chairman of the Board of Equity Financial and Management Company ("EFMC") and Equity Group Investments, Inc., and is a trustee and beneficiary of a general partner of Equity Holding Limited, an Illinois Limited Partnership, a privately owned investment partnership. He is also Chairman of the Board of Directors of Itel Corporation, Broadway Stores, Inc., Falcon Building Products, Inc. and American Classic Voyages Co. He is Chairman of the Board of Trustees of Equity Residential Properties Trust. He is a director of Jacor Communications, Inc., Sealy Corporation and The Vigoro Corporation, Chairman of the Board of Directors and Chief Executive Officer of Capsure Holdings Corp. and Manufactured Home Communities, Inc. and Co-Chairman of the Board of Revco D.S., Inc. Mr. Zell was President of Madison Management Group, Inc. ("Madison") prior to October 4, 1991. Madison filed for a petition under the Federal bankruptcy laws on November 8, 1991.

   Douglas Crocker II, 54, has been President and Chief Executive Officer since December, 1992 and a Director since January, 1993 of the General Partner. Mr. Crocker has been an Executive Vice President of EFMC since November, 1992. Mr. Crocker has been President and Chief Executive Officer of Equity Residential Properties Trust since March 31, 1993. He was President of Republic Savings Bank, F.S.B. ("Republic") from 1989 to June, 1992 at which time the Resolution Trust Company took control of Republic.


   Sheli Z. Rosenberg, 53, was President and Chief Executive Officer of the General Partner from December, 1990 to December, 1992 and has been a Director of the General Partner since September, 1983; was Executive Vice President and General Counsel for EFMC from October, 1980 to November, 1994; has been President and Chief Executive Officer of EFMC and Equity Group Investments, Inc. since November, 1994; has been a director of Great American since June, 1984 and is a director of various subsidiaries of Great American. She is also a director of Itel Corporation, Capsure Holdings Corp., American Classic Voyages Co., Falcon Building Products, Inc., Jacor Communications, Inc., Revco D.S., Inc. and The Vigoro Corporation. She was Chairman of the Board from January, 1994 to September, 1994; and has been Co-Chairman of the Board since September, 1994 of CFI Industries, Inc., She is also a trustee of Equity Residential Properties Trust. Ms. Rosenberg is Chairman of the Board of Rosenberg & Liebentritt, P.C., counsel to the Partnership,

-------- ---------------------------------------------------------------

    ---------------------

    the General Partner and certain of their Affiliates. Ms. Rosenberg was Vice President of Madison prior to October 4, 1991. Madison filed for a petition under the Federal bankruptcy laws on November 8, 1991. She has been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987. Benefit Administrators filed for a petition under the Federal Bankruptcy laws on January 3, 1995.

    Sanford Shkolnik, 56, has been a Director of the General Partner since December, 1985. Mr. Shkolnik has been Executive Vice President of EFMC since 1976. He is Chairman of the Board and Chief Executive Officer of SC Management, Inc., which is General Partner of Equity Properties and Development Limited Partnership, a nationally ranked shopping center company. He is also a director of Broadway Stores, Inc.

(b, c & e) EXECUTIVE OFFICERS
           ------------------

    The Partnership does not have any executive officers. The executive officers of the General Partner as of March 27, 1995 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

           Name                                         Office
           ----                                         ------

    Douglas Crocker II.....................  President and Chief Executive
                                             Officer
    Arthur A. Greenberg....................  Senior Vice President
    Norman M. Field........................  Vice President -- Finance and
                                             Treasurer

    PRESIDENT AND CEO -- See Table of Directors above.

    Arthur A. Greenberg, 53, has been Senior Vice President of the General Partner since August, 1986. Mr. Greenberg was Executive Vice President and Chief Financial Officer of Great American from December, 1986 to March, 1995. Mr. Greenberg also is a Director and Executive Vice President/Treasurer of EFMC since 1971, and President of Greenberg & Pociask, Ltd. He is Senior Vice President since 1989 and Treasurer since 1990 of Capsure Holdings Corp. Mr. Greenberg is a Director of American Classic Voyages Co., The Vigoro Corporation, and Chairman of the Board of Firstate Financial A Savings Bank. Mr. Greenberg was Vice President of Madison prior to October 4, 1991. Madison filed for a petition under the Federal bankruptcy laws on November 8, 1991.

    Norman M. Field, 46, has been Vice President and Treasurer of the General Partner since February, 1984, and also served as Vice President and Treasurer of Great American from July, 1983 until March, 1995. Mr. Field has been treasurer of Benefit Administrators since July 22, 1987. Benefit Administrators filed for a petition under the Federal Bankruptcy laws on January 3, 1995. He has also been Chief Financial Officer of Equality Specialties, Inc., a subsidiary of Great American, since August, 1994.

(d) FAMILY RELATIONSHIPS
    --------------------

    There are no family relationships among any of the foregoing officers.

(f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
    ----------------------------------------

    There are no involvements in certain legal proceedings among any of the foregoing officers.

ITEM 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

(a, b, c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct compensation from the Partnership during the year ended December 31, 1994. However, various Affiliates of the General Partner do compensate the directors and officers of the General Partner.

(e) None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

(a) As of March 1, 1995 no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's 593,025 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1995 the executive officers and directors of the General Partner, as a group, did not own any Units.

(c)  None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------

(a) Certain Affiliates of the General Partner provide leasing, supervisory and property management services to the Partnership. Compensation for these property management services may not exceed 6% of the gross receipts from the property being managed where the General Partner or Affiliates provide leasing, re-leasing, and leasing related services, or 3% of gross receipts where the General Partner or Affiliates do not perform leasing, re-leasing, and leasing related services for a particular property. For the year ended December 31, 1994, these Affiliates were entitled to leasing, supervisory and property management fees of approximately $348,000. In addition, other Affiliates of the General Partner were entitled to receive approximately $101,400 for fees and reimbursements from the Partnership for insurance and personnel services. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. A total of approximately $82,000 of these amounts was due to Affiliates as of December 31, 1994.

In addition, as of December 31, 1994, $40,200 was due to the General Partner for real estate commissions earned in connection with the disposition and sale of Partnership property. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until such time as the Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to Limited Partners) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

As set forth in the Partnership Agreement, the General Partner has agreed to make available to the Partnership a line of credit in an amount equal to the sum of the Partnership Management Fees and Acquisition Fees paid to the General Partner or its Affiliates. This line of credit may be drawn upon for distribution to the Holders on a pro rata basis to the extent that Cash Flow is otherwise less than sufficient to distribute cash in amounts equal to the Holders' Preferred Return (7.5% per annum noncompounding cumulative return on the Holders' Capital Investment); provided, however, that the maximum amount which shall be advanced to the Partnership by the General Partner for distribution to the Holders shall be the amount of Acquisition Fees and Partnership Management Fees actually paid to the General Partner or its Affiliates. Amounts advanced bear interest at the rate of 8.5% per annum simple interest, payable monthly. On February 28, 1994, the Partnership drew an additional $515,400 on this line of credit. Repayment of amounts advanced shall be made only from Cash Flow if and to the

-------- -----------------------------------------------------------

extent that Cash Flow is more than sufficient to distribute cash to the Holders in amounts equal to the Holders' Preferred Return and from Sale or Financing Proceeds. Per the Partnership Agreement, whenever there is a sale, disposition or financing of a Partnership property, the Sale or Financing Proceeds shall be distributed: 1) first, 75% to all Holders and 25% to the General Partner until the earlier of (i) receipt by Holders of cumulative distributions of Sale or Financing Proceeds in an amount equal to 100% of their Original Capital Contribution, or (ii) receipt by the General Partner of cumulative distributions of Sale or Financing Proceeds sufficient to repay all outstanding advances under the line of credit and 2) second, to the General Partner, until all outstanding advances under the line of credit, if any, have been repaid. In August 1994, the Partnership distributed to the General Partner approximately $541,600, which represented approximately 25% of the net proceeds from the sale of Wellington C (see Note 7 in Notes to Financial Statements) as a partial repayment of the outstanding loan payable to the General Partner. For the year ended December 31, 1994, the Partnership made interest payments of approximately $361,900 on this loan payable. As of December 31, 1994 the outstanding loan payable and the interest expense due to the General Partner was approximately $3,911,700 and $28,600, respectively.

Subsequent to May 4, 1988, the Termination of the Offering, as compensation for services rendered in managing the affairs of the Partnership, the General Partner shall be entitled to receive a Partnership Management Fee (the "Fee") payable within 60 days following the end of each fiscal year. Such amount shall be equal to the lesser of (i) 0.5% of the net value of the Partnership's assets as of the end of such year as reflected on the Certificate of Value furnished to the Holders, plus, the amount, if any, the Fee paid in any prior year was less than 0.5% of the net value of the Partnership's assets in such prior years, or
(ii) an amount equal to the difference between (a) 10% of the Partnership's aggregate Cash Flow from the Commencement of Operations to the end of the year for which such Fee is payable, and (b) the aggregate amount previously paid to the General Partner as a Fee. For the year ended December 31, 1994, the General Partner was paid Fees of approximately $174,000.

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) shall be allocated to the General Partner in an amount equal to the greater of the General Partner's Fee for such year, or 1% of such Net Profits. The balance of Net Profits, if any, is allocated to the Holders. Net Losses from the sale or disposition of Partnership properties (including provisions for value impairment) shall be allocated first, after giving effect to any distributions of Sale Proceeds, to the General Partner and Holders with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances and the balance, if any, 1% to the General Partner and 99% to the Holders. Notwithstanding, in all events, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit allocated during the existence of the Partnership. For the year ended December 31, 1994, the General Partner was allocated Net Income from operations of approximately $174,000, a Net Loss from the sale of a Partnership property of approximately $500 and provisions for value impairment of $5,000.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Sheli Z. Rosenberg, President and Chief Executive Officer of the General Partner from December, 1990 to December, 1992 and a director of the General Partner since September, 1983, is Chairman of the Board of this firm. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons.

(c) No management person is indebted to the Partnership.

(d) None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
-------- --------------------------------------------------------------

(a, c & d) (1, 2 & 3) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 1994.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 4

                           BY: FIRST CAPITAL FINANCIAL CORPORATION
                               GENERAL PARTNER


Dated: March 30, 1995      By: /s/      DOUGLAS CROCKER II
      ----------------         -------------------------------------
                                        DOUGLAS CROCKER II
                               President and Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/    SAMUEL ZELL            March 30, 1995     Chairman of the Board and
--------------------------    --------------     Director of the General Partner
       SAMUEL ZELL


/s/ DOUGLAS CROCKER II        March 30, 1995     President, Chief Executive
--------------------------    --------------     Officer and Director of the
    DOUGLAS CROCKER II                           General Partner


/s/ SHELI Z. ROSENBERG        March 30, 1995     Director of the General Partner
--------------------------    --------------
    SHELI Z. ROSENBERG


/s/ SANFORD SHKOLNIK          March 30, 1995     Director of the General Partner
--------------------------    --------------
    SANFORD SHKOLNIK

/s/  NORMAN M. FIELD          March 30, 1995     Vice President - Finance and
--------------------------    --------------     Treasurer
     NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT


                                                            Pages
                                                      -----------------

Independent Auditors' Report                                A - 2

Balance Sheets at December 31, 1994 and 1993                A - 3

Statements of Partners' Capital for the Years
  Ended December 31, 1994, 1993, and 1992                   A - 3

Statements of Income and Expenses for the Years
  Ended December 31, 1994, 1993, and 1992                   A - 4

Statements of Cash Flows for the Years
  Ended December 31, 1994, 1993, and 1992                   A - 4

Notes to Financial Statements                          A - 5 to A - 7


                     SCHEDULE FILED AS PART OF THIS REPORT

III  -  Real Estate and Accumulated Depreciation
        as of December 31, 1994                       A - 8 and A - 9

All other schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto, or in other schedules.


                     EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4) First Amended and Restated Certificate and Agreement of Limited Partnership as set forth on pages A-1 through A-32 of the Partnership's definitive Prospectus dated November 5, 1986 on Form S-11 Registration
No. 33-06149, filed pursuant to Rule 424 (b), incorporated herein by reference.

EXHIBIT (10)  Material Contracts

(a) Settlement agreement for the disposition of the Partnership's investment in the North Valley Office Center Phase I filed as an exhibit to the Partnership's Report on Form 8-K dated November 5, 1992, incorporated herein by reference.

(b) Lease agreements for tenants that individually occupy more than 10% of the net leasable square footage of the Partnership's most significant properties, filed as an exhibit to the Partnership's Report on Form 10-K dated December 31, 1992, incorporated herein by reference.

EXHIBIT (13)  Annual Report to Security Holders

The 1993 Annual Report to Holders of Units is being filed under separate cover, not via EDGAR, for the information of the Commission.

EXHIBIT (27)  Financial Data Schedule

                         INDEPENDENT AUDITORS' REPORT


  Partners
  First Capital Institutional Real Estate, Ltd. - 4
  Chicago, Illinois


  We have audited the accompanying balance sheets of First Capital Institutional Real Estate, Ltd. - 4 as of December 31, 1994 and 1993, and the related statements of income and expenses, Partners' Capital and cash flows for the years ended December 31, 1994, 1993 and 1992 and the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Institutional Real Estate, Ltd. - 4 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years ended December 31, 1994, 1993 and 1992 in conformity with generally accepted accounting principles. Further, it is our opinion that the schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                 Kenneth Leventhal & Company


  Chicago, Illinois
  February 17, 1995

BALANCE SHEETS
December 31, 1994 and 1993
(All dollars rounded to nearest 00s)

                                                        1994         1993
------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                                $ 5,550,400  $ 6,180,400
 Buildings and improvements                           39,760,400   41,798,200
------------------------------------------------------------------------------
                                                      45,310,800   47,978,600
 Accumulated depreciation and amortization            (7,703,200)  (6,573,300)
------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                       37,607,600   41,405,300
Cash and cash equivalents                              4,142,100    3,054,000
Restricted certificates of deposit                        62,500       62,500
Rents receivable                                         298,100      296,500
Other assets                                              65,000       69,300
------------------------------------------------------------------------------
                                                     $42,175,300  $44,887,600
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Loan payable to General Partner                     $ 3,911,700  $ 3,937,900
 Accounts payable and accrued expenses                   661,700      838,600
 Due to Affiliates                                       150,800      125,300
 Security deposits                                       101,100      118,300
 Distributions payable                                   678,100      639,900
 Other liabilities                                        79,200       68,900
------------------------------------------------------------------------------
                                                       5,582,600    5,728,900
------------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner                                        (246,300)    (240,800)
 Limited Partners (750,000 Units authorized, 593,025
  issued and outstanding)                             36,839,000   39,399,500
------------------------------------------------------------------------------
                                                      36,592,700   39,158,700
------------------------------------------------------------------------------
                                                     $42,175,300  $44,887,600
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1994, 1993 and 1992
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1992                           $(220,800) $41,646,000  $41,425,200
Net (loss) for the
 year ended
 December 31, 1992                           (20,300)  (2,013,900)  (2,034,200)
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1992                          (241,100)  39,632,100   39,391,000
Net income for the year ended December
 31, 1993                                    515,700    1,107,600    1,623,300
Distributions for the year ended December
 31, 1993                                   (515,400)  (1,340,200)  (1,855,600)
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1993                          (240,800)  39,399,500   39,158,700
Net income for the year ended December
 31, 1994                                    168,500    1,080,700    1,249,200
Distributions for the year ended December
 31, 1994                                   (174,000)  (3,641,200)  (3,815,200)
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1994                         $(246,300) $36,839,000  $36,592,700
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1994, 1993 and 1992
(All dollars rounded to nearest 00s except per Unit amounts)

                                              1994        1993        1992
-------------------------------------------------------------------------------
Income:
 Rental                                    $5,986,000  $6,090,100  $ 6,200,100
 Interest                                     170,100      84,700       96,700
-------------------------------------------------------------------------------
                                            6,156,100   6,174,800    6,296,800
-------------------------------------------------------------------------------
Expenses:
 Interest                                     361,700     339,400      505,900
 Depreciation and amortization              1,488,300   1,374,500    1,440,600
 Real estate taxes and insurance              696,200     733,600      831,400
 Repairs and
  maintenance                                 564,300     657,400      759,700
 Property operating                         1,071,000   1,255,700    1,376,800
 General and administrative                   176,500     225,000      167,700
-------------------------------------------------------------------------------
                                            4,358,000   4,585,600    5,082,100
-------------------------------------------------------------------------------
Income before other gains and (losses)      1,798,100   1,589,200    1,214,700
(Loss) on sale or disposition of
 properties                                   (48,900) (1,429,900)  (2,293,900)
Provision for value impairment               (500,000)              (3,065,000)
-------------------------------------------------------------------------------
Net income (loss) before extraordinary
 gain on extinguishment of debt             1,249,200     159,300   (4,144,200)
Extraordinary gain on extinguishment of
 debt                                                   1,464,000    2,110,000
-------------------------------------------------------------------------------
Net income (loss)                          $1,249,200  $1,623,300  $(2,034,200)
-------------------------------------------------------------------------------
Net income (loss) allocated to General
 Partner                                   $  168,500  $  515,700  $   (20,300)
-------------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners                                  $1,080,700  $1,107,600  $(2,013,900)
-------------------------------------------------------------------------------
Net income (loss) before extraordinary
 gain on extinguishment of debt allocated
 to Limited Partners per Unit (593,025
 Units issued and outstanding)             $     1.82  $    (0.58) $     (6.92)
-------------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners per Unit (593,025 Units issued
 and outstanding)                          $     1.82  $     1.87  $     (3.40)
-------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1994, 1993 and 1992
(All dollars rounded to nearest 00s)

                                                 1994        1993        1992
----------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                            $1,249,200  $1,623,300  $(2,034,200)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
  Depreciation and amortization                1,488,300   1,374,500    1,440,600
  Loss on sale or disposition of properties       48,900   1,429,900    2,293,900
  Provision for value impairment                 500,000                3,065,000
  Extraordinary (gain) on extinguishment of
   debt                                                   (1,464,000)  (2,110,000)
  Changes in assets and liabilities:
  (Increase) decrease in rents receivable         (1,600)    218,400     (174,400)
  Decrease (increase) in other assets              3,500      36,100         (900)
  (Decrease) increase in accounts payable
   and accrued expenses                         (176,900)    156,200      196,300
  Increase (decrease) in due to Affiliates        25,500     (16,900)      22,500
  Increase (decrease) in other liabilities        10,300      (6,400)       3,800
----------------------------------------------------------------------------------
   Net cash provided by operating activities   3,147,200   3,351,100    2,702,600
----------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from the sale or disposition of
  properties                                   2,168,300     840,000
 Payments for capital and tenant
  improvements                                  (407,000) (2,613,300)  (1,027,200)
----------------------------------------------------------------------------------
   Net cash provided by (used for) investing
    activities                                 1,761,300  (1,773,300)  (1,027,200)
----------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners               (3,777,000) (1,215,700)
 (Decrease) increase in security deposits        (17,200)     (2,400)       8,700
 Net repayment of loan payable to General
  Partner                                        (26,200)
 Repayment of note payable                                               (775,000)
 Cash paid on disposition of property                                    (139,300)
----------------------------------------------------------------------------------
   Net cash (used for) financing activities   (3,820,400) (1,218,100)    (905,600)
----------------------------------------------------------------------------------
Net increase in cash and cash equivalents      1,088,100     359,700      769,800
Cash and cash equivalents at the beginning
 of the year                                   3,054,000   2,694,300    1,924,500
----------------------------------------------------------------------------------
Cash and cash equivalents at the end of the
 year                                         $4,142,100  $3,054,000  $ 2,694,300
----------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the year                $  361,900  $  339,400  $   349,200
----------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEFINITION OF SPECIAL TERMS:
Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement filed with the Securities and Exchange Commission on Form S-11. Definitions of these terms are contained in
Article III of the First Amended and Restated Certificate and Agreement of Limited Partnership, which is incorporated herein by reference.

ORGANIZATION:
The Partnership was formed on May 20, 1986, by the filing of a Certificate and Agreement of Limited Partnership with the Recorder of Deeds of Cook County, Illinois, and commenced the Offering of Units on November 5, 1986. On December 15, 1986, the required minimum subscription level was reached and Partnership operations commenced. The Offering was terminated on May 4, 1988 with 593,025 Units sold. The Partnership was formed to invest primarily in existing, improved, income-producing commercial real estate.

The Partnership Agreement provides that the Partnership will be dissolved on or before December 31, 2016. The Limited Partners, by a majority vote, may dissolve the Partnership at any time.

ACCOUNTING POLICIES:
The financial statements include the Partnership's 50% interest in two joint ventures and its 75% interest in one joint venture. In addition, the financial statements include the Partnership's 50% interest in a joint venture which owned North Valley Office Center Phase I ("North Valley") prior to its disposition on November 5, 1992 and the Wellington North Office Complex ("Wellington A, B and C") prior to the separate disposition and sales of Wellington A, B and C on March 17, 1993, March 23, 1993 and June 8, 1994, respectively. These joint ventures are operated under the control of the General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and capital is included in the financial statements.

The Partnership is not liable for Federal income taxes as the Partners recognize their proportionate share of the Partnership income or loss on their individual tax returns; therefore, no provision for income taxes is made in the financial statements of the Partnership. It is not practicable for the Partnership to determine the aggregate tax bases of the Limited Partners; therefore, the disclosure of the difference between the tax bases and the reported bases and the reported assets and liabilities of the Partnership would not be meaningful.

Commercial rental properties are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over their estimated useful lives. Lease acquisition fees are recorded at cost and amortized over the life of the lease. Repair and maintenance costs are expensed against operations as incurred; expenditures for improvements are capitalized and depreciated over the estimated life of the improvements.

Property sales or dispositions are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on sale or disposition is recognized in accordance with generally accepted accounting principles.

Cash equivalents are considered all highly liquid investments purchased with an original maturity of three months or less.

Certain reclassifications have been made to the previously reported 1993 and 1992 statements in order to provide comparability with the 1994 statements. These reclassifications have no effect on net income, net (loss) or Partners' capital.

2. RELATED PARTY TRANSACTIONS:

Subsequent to May 4, 1988, the Termination of the Offering, as compensation for services rendered in managing the affairs of the Partnership, the General Partner shall be entitled to receive a Partnership Management Fee (the "Fee") payable within 60 days following the end of each fiscal year. Such amount shall be equal to the lesser of (i) 0.5% of the net value of the Partnership's assets as of the end of such year as reflected on the Certificate of Value furnished to the Holders, plus, the amount, if any, the Fee paid in any prior year was less than 0.5% of the net value of the Partnership's assets in such prior years, or (ii) an amount equal to the difference between (a) 10% of the Partnership's aggregate Cash Flow from the Commencement of Operations to the end of the year for which such Fee is payable, and (b) the aggregate amount previously paid to the General Partner as a Fee. For the years ended December 31, 1994, 1993 and 1992, the General Partner was allocated Fees of approximately $174,000, $183,500 and $164,000, respectively. The 1994 Fee was paid in February 1995 and was included in the Partnership's calculation of Cash Flow for the year ended December 31, 1994. The 1992 and 1993 Fees, collectively, were included in the Fee which was paid in February 1994 and were included in the Partnership's calculation of Cash Flow for the year ended December 31, 1993.

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) shall be allocated to the General Partner in an amount equal to the greater of the Fee for such year, or 1% of such Net Profits. The balance of Net Profits, if any, is allocated to the Holders. Net Losses from the sale or disposition of Partnership properties (including provisions for value impairment) shall be allocated first, after giving effect to any distributions of Sale Proceeds, to the General Partner and Holders with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances and the balance, if any, 1% to the General Partner and 99% to the Holders. Notwithstanding, in all events, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit allocated during the existence of the Partnership. For the year ended December 31, 1994, the General Partner was allocated Net Income from operations of approximately $174,000, a Net Loss from the sale of a Partnership property of approximately $500 and a provision for value impairment of $5,000. For the year ended December 31, 1993, the General Partner was allocated Net Income from operations of approximately $515,400, a Net Loss on the sale or disposition of Partnership properties of approximately $14,300 and an extraordinary gain on extinguishment of debt of approximately $14,600. For the year ended December 31, 1992, the General Partner was allocated Net Income from operations of approximately $12,100, a Net Loss from the disposition of a Partnership property of approximately $22,900, a Net Loss from a provision for value impairment of approximately $30,600 and an extraordinary gain on extinguishment of debt of approximately $21,100.

2. RELATED PARTY TRANSACTIONS:

As set forth in the Partnership Agreement, the General Partner has agreed to make available to the Partnership a line of credit in an amount equal to the sum of the Partnership Management Fees and Acquisition Fees paid to the General Partner or its Affiliates. This line of credit may be drawn upon for distribution to the Holders on a pro rata basis to the extent that Cash Flow is otherwise less than sufficient to distribute cash in amounts equal to the Holders' Preferred Return (7.5% per annum noncompounding cumulative return on the Holders' Capital Investment); provided, however, that the maximum amount which shall be advanced to the Partnership by the General Partner for distribution to the Holders shall be the amount of Acquisition Fees and Partnership Management Fees actually paid to the General Partner or its Affiliates. Amounts advanced shall bear interest at the rate of 8.5% per annum simple interest, payable monthly. On February 28, 1994, the Partnership drew an additional $515,400 on this line of credit. Repayment of amounts advanced shall be made only from Cash Flow if and to the extent that Cash Flow is more than sufficient to distribute cash to the Holders in amounts equal to the Holders' Preferred Return and from Sale or Financing Proceeds. Per the Partnership Agreement, whenever there is a sale, disposition or financing of a Partnership property, the Sale or Financing Proceeds shall be distributed: 1) first, 75% to all Holders and 25% to the General Partner until the earlier of (i) receipt by Holders of cumulative distributions of Sale or Financing Proceeds in an amount equal to 100% of their Original Capital Contribution, or (ii) receipt by the General Partner of cumulative distributions of Sale or Financing Proceeds sufficient to repay all outstanding advances under the line of credit and 2) second, to the General Partner, until all outstanding advances under the line of credit, if any, have been repaid. In August 1994, the Partnership distributed to the General Partner approximately $541,600, which represented approximately 25% of the net proceeds from the sale of Wellington C (see Note
7) as a partial repayment of the outstanding loan payable to the General Partner. As of December 31, 1994 the outstanding loan payable to the General Partner was approximately $3,911,700.

Fees and reimbursements paid and payable by the Partnership to Affiliates are as follows:

                                  For the Years Ended December 31, 1994
                           ----------------------------------------------------
                                 1994              1993            1992(a)
                           ----------------- ----------------- ----------------
                             Paid   Payable    Paid   Payable    Paid   Payable
-------------------------------------------------------------------------------
Property management and
 leasing fees              $310,800 $ 76,900 $397,400 $ 39,700 $373,300 $46,600
Real estate
 commissions(b)                None   40,200     None   40,200     None    None
Interest expense on loan
 payable to General
 Partner                    361,900   28,600  339,400   28,800  311,600  28,800
Reimbursement of property
 insurance premiums, at
 cost                        67,600     None   72,700     None   96,600    None
Reimbursement of
 expenses, at cost:
 (1) Accounting              18,600    3,100   18,700    2,600   24,400   4,300
 (2) Investor
  communication              13,900    2,000    8,700    1,200    7,800   1,600
 (3  Legal                   48,500     None   65,600   12,800   46,300   4,400
-------------------------------------------------------------------------------
                           $821,300 $150,800 $902,500 $125,300 $860,000 $85,700
-------------------------------------------------------------------------------


(a) Certain property management reimbursements previously reported in 1992 have been excluded from the above table and amounts previously included in 1992 in due to Affiliates have been reclassified to accounts payable and accrued expenses in order to provide comparability to the fees presented for 1993 and 1994.

(b) As of December 31, 1994, $40,200 was due to the General Partner for real estate commissions earned in connection with the disposition and sale of Partnership property. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until such time as the Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to Limited Partners) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

On-site property management for the Partnership's properties is provided by an Affiliate of the General Partner for fees based upon various percentage rates of gross rents received from the properties. These fees range from 1% to 6% based upon the terms of the individual management agreements.

3. RESTRICTED CERTIFICATES OF DEPOSIT:

Restricted certificates of deposit include negotiable certificates of deposit of $37,500, which have been pledged as collateral for security deposits to the Houston Lighting & Power Company and $25,000, which has been pledged as collateral for security deposits to the Florida Lighting & Power Company.

4. LINE OF CREDIT:

On June 2, 1994, the Partnership cancelled the revolving line of credit with a New York bank scheduled to expire on November 5, 1996. This line of credit provided that the bank would lend to the Partnership from time to time up to $2,965,100, which was equal to approximately 5% of the gross proceeds of the Offering. As of the date of cancellation, the Partnership did not have an outstanding balance under this line of credit.

5. FUTURE MINIMUM RENTALS:

The Partnership's share of future minimum rentals due on noncancelable operating leases as of December 31, 1994 was as follows:

                    1995        $ 4,184,200
                    1996          3,359,000
                    1997          2,754,500
                    1998          1,771,900
                    1999          1,298,000
                    Thereafter    5,920,200
-------------------------------------------
                                $19,287,800
-------------------------------------------

The Partnership is subject to the usual business risks associated with the collection of the above scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from (i) operating expense and real estate tax expense reimbursements and (ii) percentage rents.

6. INCOME TAX:

The Partnership utilizes an accrual basis method of accounting for both tax reporting and financial statement purposes. Financial statement results will differ from tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income, the use of differing methods in computing the loss on sale of property and the Partnership's provision for value impairment. The net effect of these accounting differences for the year ended December 31, 1994 was that the income for tax reporting purposes was less than the net income for financial statement purposes by approximately $981,700.

7. PROPERTY SALES AND DISPOSITIONS:

On June 8, 1994, Farmington Hills Associates ("FHA"), the joint venture which owned North Valley and Wellington A, B and C, in which the Partnership owned a 50% interest, sold Wellington C for the sale price of $4,500,000. The Partnership's share of selling expenses was approximately $81,700. The Partnership's share of the net proceeds from this sale was approximately $2,168,300. The Partnership recorded a total loss on the sale of this property of approximately $2,048,900 for financial statement purposes, of which $2,000,000 was recorded as of December 31, 1992 as a provision for value impairment. For tax reporting purposes the Partnership will record a total loss in 1994 of approximately $1,915,700 on this sale.

On March 17, 1993, FHA disposed of Wellington A in conjunction with the mortgage holder, to a third party for a total sale price of approximately $2,060,000. Of this amount, FHA remitted $1,910,000 to the mortgage holder (the Partnership's share of this amount was $955,000) which relieved the Partnership of its share of the obligation of approximately $2,419,000 under the mortgage loan and any interest in the assets therein. This extinguishment of debt was considered a noncash event for the purposes of the Statement of Cash Flows, and was not included in the Partnership's calculation of Cash Flow (as defined by the Partnership Agreement) for the year ended December 31, 1993. The Partnership incurred transaction costs of approximately $63,500, including $10,600 of accrued expenses. The Partnership's share of the net proceeds from this transaction approximated $22,100. The Partnership recorded a loss on the disposition of this property of approximately $2,027,900 for financial statement purposes. This loss represented the net book value of this property and transaction costs incurred by the Partnership in excess of the sale price of the property. Due to an anticipated loss in connection with this disposition, the Partnership recorded $765,000 as a provision for value impairment in 1992. Upon sale of the property in 1993, an additional loss of $1,262,900 was recorded. In addition, the Partnership also recorded an extraordinary gain on extinguishment of debt in connection with the disposition of this property of approximately $1,464,000 for financial statement purposes. This extraordinary gain on extinguishment of debt represented the excess property indebtedness over the amount remitted to the mortgage holder upon sale of the property. For the year ended December 31, 1993, the Partnership recorded a loss of approximately $597,300 on this disposition for tax purposes.

On March 23, 1993, FHA sold Wellington B for a total sale price of approximately $1,680,000. The Partnership's share of selling expenses were approximately $64,600, including $45,900 of accrued expenses. The Partnership's share of the net proceeds from this sale approximated $821,300. The Partnership recorded a loss on the disposition of this property of approximately $463,600 for financial statement purposes. Due to the anticipated loss in connection with this sale, the Partnership recorded $300,000 of the total loss as of December 31, 1992 as a provision for value impairment and the remaining portion of the loss in 1993. For tax purposes the Partnership recorded a loss in 1993 of approximately $446,500 on this sale.

On November 5, 1992, FHA disposed of North Valley as a result of a conveyance of title to the mortgage holder in lieu of foreclosure. The disposition of the property relieved the Partnership of its share of the obligation under the mortgage loan of approximately $3,150,000 and any interest in the assets therein. For the years ended December 31, 1993 and 1992, the Partnership recorded losses on the disposition of North Valley of approximately $3,400 and $2,293,900, respectively, for financial statement purposes. The loss of $2,297,300 represented the net book value of this property, the net cash outlay and transaction costs incurred by the Partnership in excess of the estimated market value of the property. In addition, for the year ended December 31, 1992 the Partnership also recorded an extraordinary gain on extinguishment of debt in connection with the disposition of this property of approximately $2,110,000 for financial statement purposes. This extraordinary gain on extinguishment of debt represented the excess property indebtedness over the estimated market value of the property. For the year ended December 31, 1992, the Partnership recorded a loss of approximately $85,100 on this disposition for tax purposes.

All of the above transactions were all-cash sales and dispositions, with no further involvement on the part of the Partnership.

8. PROVISIONS FOR VALUE IMPAIRMENT:

In 1995, the Financial Accounting Standards Board agreed to issue a new standard entitled "Accounting for the Impairment of Long-Lived Assets" (the "Standard"). This Standard establishes guidance for determining if defined assets are impaired, and if so, how impairment losses should be measured and reported in the financial statements of companies. The carrying amount of impaired assets will be required to be reduced to fair value. The Standard is effective for fiscal years beginning after December 15, 1995. The General Partner believes that implementation will not materially affect the Partnership's financial position or results of operations once the Standard becomes effective.

The Partnership recorded a provision for value impairment for the Park Plaza Professional Building of $500,000 as of December 31, 1994. Due to the uncertainty of the Partnership's ability to recover the net carrying value of this investment property (prior to any provision for value impairment) during the remaining estimated holding period, it was deemed appropriate to reduce the basis of the property for financial statement purposes. The provision amount was in part based on the General Partner's estimate of the current market value. This provision for value impairment along with those mentioned in Note 7 were considered noncash events for the purposes of the Statement of Cash Flows, and were not included in the Partnership's calculation of Cash Flow (as defined by the Partnership Agreement) for the years ended December 31, 1992 and 1994.

               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 4

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1994



     Column A                Column C                  Column D                          Column E
------------------   ------------------------  -------------------------  -----------------------------------------
                           Initial cost            Costs capitalized                 Gross amount carried
                          to Partnership       subsequent to acquisition              at close of period
                     ------------------------  -------------------------  -----------------------------------------
                                  Buildings                                            Buildings
                                     and       Improve-        Carrying                   and
   Description          Land     Improvements    ments         Costs (1)     Land     Improvements     Total (2)(3)
------------------   ----------  ------------  ----------      ---------  ----------  -------------    ------------
Office Buildings:
-----------------
Park Plaza
  Professional
  Building
  (Houston, TX)
  (50% interest)     $  803,000  $10,772,500   $1,804,600       $ 82,400  $  803,000  $12,159,500(6)   $12,962,500

3120 Southwest
  Freeway
  (Houston, TX)
  (75% interest)        737,100    1,489,200    1,037,600         30,600     737,100    2,557,400        3,294,500

Shopping Centers:
-----------------
Carrollton
  Crossroads
  (Carrollton, GA)
  (50% interest)      1,000,400    7,703,400    1,524,500         59,900   1,000,400    9,287,800       10,288,200

Indian Ridge Plaza
  (Mishawaka, IN)     3,009,900   15,431,100      257,600         67,000   3,009,900   15,755,700       18,765,600
                     ----------  -----------   ----------      ---------  ----------  -----------      -----------

                     $5,550,400  $35,396,200   $4,624,300       $239,900  $5,550,400  $39,760,400      $45,310,800
                     ==========  ===========   ==========      =========  ==========  ===========      ===========


     Column A          Column F    Column G   Column H    Column I
------------------   ------------  ---------  --------  ------------
                                                          Life on
                                                           which
                                                        depreciation
                                                         in latest
                     Accumulated     Date                  income
                     Depreciation   of con-     Date     statements
   Description           (2)       struction  Acquired  is computed
------------------   ------------  ---------  --------  ------------
Office Buildings:
-----------------
Park Plaza
  Professional
  Building
  (Houston, TX)                                            35(4)
  (50% interest)      $3,072,300     1976       1/87      5-10(5)

3120 Southwest
  Freeway
  (Houston, TX)                                            35(4)
  (75% interest)         767,400     1964       3/89      5-10(5)

Shopping Centers:
-----------------
Carrollton
  Crossroads                                               35(4)
  (Carrollton, GA)     1,409,100     1988       8/88      5-10(5)
  (50% interest)
                                                           35(4)
Indian Ridge Plaza     2,454,400     1986       1/89      5-10(5)
  (Mishawaka, IN)
                      ----------
                      $7,703,200
                      ==========

Column B - Not Applicable


                 See accompanying notes on the following page.

              FIRST CAPITAL INSTITUTIONAL REAL ESTATE , LTD. -- 4

                             NOTES TO SCHEDULE III


Note 1. Consists of legal fees, appraisal fees, title costs and other related professional fees.

Note 2.  The following is a reconciliation of activity in columns E and F.

                                            December 31, 1994            December 31, 1993            December 31, 1992
                                        --------------------------   --------------------------   --------------------------
                                                      Accumulated                  Accumulated                  Accumulated
                                           Cost       Depreciation      Cost       Depreciation      Cost       Depreciation
                                        -----------   ------------   -----------   ------------   -----------   ------------
Balance at beginning of the year        $47,978,600    $6,573,300    $49,009,700    $5,454,600    $54,532,500    $4,176,400

Additions during year:
  Improvements                              407,000                    2,613,300                    1,027,200
  Provision for depreciation                            1,487,600                    1,373,800                    1,439,900

Deductions during year:
  Basis of real estate disposed (6)      (2,574,800)                  (3,644,400)                  (3,485,000)
  Accumulated depreciation on
    real estate disposed                                 (357,700)                    (255,100)                    (161,700)
  Provisions for value impairment          (500,000)                                               (3,065,000)
                                        -----------    ----------    -----------    ----------    -----------    ----------
Balance at end of the year              $45,310,800    $7,703,200    $47,978,600    $6,573,300    $49,009,700    $5,454,600
                                        ===========    ==========    ===========    ==========    ===========    ==========

Note 3. The aggregate cost for Federal income tax purposes as of December 31, 1994 was $45,810,800.

Note 4.  Estimated useful life for building.

Note 5.  Estimated useful life for improvements.

Note 6. Included a provision for value impairment. See Notes 7 and 8 in Notes to Financial Statements for additional information.