Form 10-Q
period 1995-03-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 4
filed 1995-05-12
CIK 794665

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                     March 31, 1995
                          -----------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _____________________

     Commission File Number:                        0-15632
                            ---------------------------------------------------


               First Capital Institutional Real Estate, Ltd. - 4
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Florida                                            36-3441345
- -------------------------------                       -------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois          60606-2607
- -------------------------------------------------------      ------------------
        (Address of principal executive offices)                 (Zip Code)


                                (312)  207-0020
- -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not applicable
- -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated November 5, 1986, included in the Partnership's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                      March 31,
                                                        1995      December 31,
                                                     (Unaudited)      1994
- ------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                                $ 5,550,400  $ 5,550,400
 Buildings and improvements                           39,793,900   39,760,400
- ------------------------------------------------------------------------------
                                                      45,344,300   45,310,800
Accumulated depreciation and amortization             (8,054,700)  (7,703,200)
- ------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                       37,289,600   37,607,600
Cash and cash equivalents                              4,439,200    4,142,100
Restricted certificates of deposits                       62,500       62,500
Rents receivable                                         258,000      298,100
Other assets                                              74,300       65,000
- ------------------------------------------------------------------------------
                                                     $42,123,600  $42,175,300
- ------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Loan payable to General Partner                     $ 4,085,700  $ 3,911,700
 Accounts payable and accrued expenses                   560,700      661,700
 Due to Affiliates                                       186,500      150,800
 Security deposits                                       102,400      101,100
 Distributions payable                                   567,300      678,100
 Other liabilities                                        85,800       79,200
- ------------------------------------------------------------------------------
                                                       5,588,400    5,582,600
- ------------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner                                        (246,300)    (246,300)
 Limited Partners (750,000 Units authorized, 593,025
  issued and outstanding)                             36,781,500   36,839,000
- ------------------------------------------------------------------------------
                                                      36,535,200   36,592,700
- ------------------------------------------------------------------------------
                                                     $42,123,600  $42,175,300
- ------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1995
and the year ended December 31, 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
- -------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1994                           $(240,800) $39,399,500  $39,158,700
Net income for the year ended December
 31, 1994                                    168,500    1,080,700    1,249,200
Distributions for the year ended December
 31, 1994                                   (174,000)  (3,641,200)  (3,815,200)
- -------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1994                          (246,300)  36,839,000   36,592,700
Net income for the quarter ended March
 31, 1995                                     33,600      476,200      509,800
Distributions for the quarter ended March
 31, 1995                                    (33,600)    (533,700)    (567,300)
- -------------------------------------------------------------------------------
Partners' (deficit) capital,
 March 31, 1995                            $(246,300) $36,781,500  $36,535,200
- -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1995       1994
- ------------------------------------------------------------------------
Income:
 Rental                                            $1,463,000 $1,590,500
 Interest                                              57,600     23,100
- ------------------------------------------------------------------------
                                                    1,520,600  1,613,600
- ------------------------------------------------------------------------
Expenses:
 Interest--Affiliate                                   84,500     87,500
 Depreciation and amortization                        351,700    395,200
 Real estate taxes                                    161,700    156,000
 Insurance--Affiliate                                  16,700     23,500
 Repairs and maintenance                              116,700    149,100
 Property operating:
  Affiliates                                           89,100     97,900
  Nonaffiliates                                       143,800    192,500
 General and administrative:
  Affiliates                                            8,300     10,400
  Nonaffiliates                                        38,300     30,600
- ------------------------------------------------------------------------
                                                    1,010,800  1,142,700
- ------------------------------------------------------------------------
Net income                                         $  509,800 $  470,900
- ------------------------------------------------------------------------
Net income allocated to General Partner            $   33,600 $   46,800
- ------------------------------------------------------------------------
Net income allocated to Limited Partners           $  476,200 $  424,100
- ------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (593,025 Units issued and outstanding)            $     0.80 $     0.72
- ------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                                           1995        1994
- -------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                             $  509,800  $  470,900
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                            351,700     395,200
  Changes in assets and liabilities:
   Decrease in rents receivable                             40,100       2,500
   (Increase) in other assets                               (9,500)    (15,200)
   (Decrease) in accounts payable and accrued expenses    (101,000)   (302,100)
   Increase in due to Affiliates                            35,700      40,100
   Increase in other liabilities                             6,600       9,400
- -------------------------------------------------------------------------------
    Net cash provided by operating activities              833,400     600,800
- -------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements              (33,500)    (72,000)
- -------------------------------------------------------------------------------
    Net cash (used for) investing activities               (33,500)    (72,000)
- -------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds received from loan payable to General Partner    174,000     515,400
 Increase in security deposits                               1,300       3,600
 Distributions paid to Partners                           (678,100)   (639,900)
- -------------------------------------------------------------------------------
    Net cash (used for) financing activities              (502,800)   (120,900)
- -------------------------------------------------------------------------------
Net increase in cash and cash equivalents                  297,100     407,900
Cash and cash equivalents at the beginning of the
 period                                                  4,142,100   3,054,000
- -------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period      $4,439,200  $3,461,900
- -------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                        $   83,200  $   57,700
- -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1995
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter ended March 31, 1995, are not necessarily indicative of the operating results for the year ending December 31, 1995.

The financial statements include the Partnership's 50% interest in two joint ventures and its 75% interest in one joint venture. These joint ventures are with Affiliated partnerships, and like these partnerships are operated under the control of the General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and capital is included in the financial statements.

Certain reclassifications have been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. These reclassifications have not changed the 1994 results.

Cash equivalents are considered all highly liquid investments purchased with a maturity of three months or less.

Reference is made to the Partnership's annual report for the year ended December 31, 1994, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim.

2. RELATED PARTY TRANSACTIONS:

Subsequent to May 4, 1988, the Termination of the Offering, as compensation for services rendered in managing the affairs of the Partnership, the General Partner shall be entitled to receive a Partnership Management Fee payable within 60 days following the end of each fiscal year. Such amount shall be equal to the lesser of (i) 0.5% of the net value of the Partnership's assets as of the end of such year as reflected on the Certificate of Value furnished to the Limited Partners, plus, the amount, if any, the Partnership Management Fee paid in any prior year was less than 0.5% of the net value of the Partnership's assets in such prior year, or (ii) an amount equal to the difference between
(a) 10% of the Partnership's aggregate Cash Flow from the Commencement of Operations to the end of the year for which such Partnership Management Fee is payable, and (b) the aggregate amount previously paid to the General Partner as a Partnership Management Fee. In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) shall be allocated to the General Partner in an amount equal to the greater of the General Partner's Partnership Management Fee for such year, or 1% of such Net Profits. The balance of Net Profits, if any, is allocated to the Limited Partners. For the quarter ended March 31, 1995, the General Partner was allocated a Partnership Management Fee and, accordingly, Net Profits from operations of approximately $33,600.

As set forth in the Partnership Agreement, the General Partner has agreed to make available to the Partnership a line of credit in an amount equal to the sum of the Partnership Management Fees and Acquisition Fees paid to the General Partner or its Affiliates. This line of credit may be drawn upon for distribution to the Limited Partners on a pro rata basis to the extent that Cash Flow is otherwise less than sufficient to distribute cash in amounts equal to the Limited Partners' Preferred Return (7.5% per annum noncompounding cumulative return on the Limited Partner's Capital Investment); provided, however, that the maximum amount which shall be advanced to the Partnership by the General Partner for distribution to the Limited Partners shall be the amount of Acquisition Fees and Partnership Management Fees actually paid to the General Partner or its Affiliates. Amounts advanced shall bear interest at the rate of 8.5% per annum simple interest, payable monthly. Repayment of amounts advanced shall be made only from Cash Flow if and to the extent that Cash Flow is more than sufficient to distribute cash to the Limited Partners in amounts equal to the Limited Partners Preferred Return and from Sale or Financing Proceeds to the extent permitted by the Partnership Agreement. As of March 31, 1995, the Partnership has drawn approximately $4,085,700 which represents the total amount of the General Partner's current commitment.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 1995 are as follows:

                                                         Paid   Payable
- ------------------------------------------------------------------------
Property management and leasing fees                   $ 70,100 $ 95,900
Interest on loan payable to General Partner              83,200   29,900
Reimbursement of property insurance premiums, at cost      None   16,700
Real estate commission (a)                                 None   40,200
Reimbursement of expenses, at cost:
 (1) Accounting                                           5,100    1,800
 (2) Investor communication                               4,100    2,000
 (3) Legal                                                  400     None
- ------------------------------------------------------------------------
                                                       $162,900 $186,500
- ------------------------------------------------------------------------

(a) As of March 31, 1995, $40,200 was due to the General Partner for real estate commissions earned in connection with the disposition of Wellington A and the sale of Wellington B in the Wellington North Office Complex. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until such time as the Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to Limited Partners) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

3. RESTRICTED CERTIFICATES OF DEPOSITS:

Restricted certificates of deposits includes $37,500 which has been pledged as collateral for security deposits to the Houston Lighting & Power Company and $25,000 which has been pledged as collateral for security deposits to the Florida Lighting & Power Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1994, for a discussion of the Partnership's business.

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

                                                      Comparative Cash Flow
                                                         Results For the
                                                      Quarters Ended March
                                                               31,
                                                        1995        1994
- ----------------------------------------------------------------------------
Amount of Cash Flow (as defined in the Partnership
 Agreement)                                          $   827,900 $   819,300
Capital Investment                                   $56,835,500 $58,458,500
Annualized return on Capital Investment (Annualized
 Cash Flow/Capital Investment)                             5.83%       5.61%
- ----------------------------------------------------------------------------

As the Partnership progresses through the disposition phase of its life cycle, comparisons of Cash Flow results between periods are complicated. Partnership Cash Flow is generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives Cash Flow generated from such real property interests. Accordingly, rental income, property operating expenses, repairs and maintenance and real estate taxes are expected to decline as well, but will continue to comprise the significant components of Cash Flow and operating results until the final property sale. Also, during the disposition phase, cash and cash equivalents increase as sale proceeds are received and decrease as the Partnership utilizes such proceeds for the purposes of distributions to Limited Partners, repayment of the loan payable to the General Partner or making improvements to the Partnership's remaining properties. Prior to being utilized for such purposes, these funds are invested in short-term money market instruments. Sale proceeds are excluded from the determination of Cash Flow. On June 8, 1994 ("Wellington "C' ") of the Wellington North Office Complex was sold.

Cash Flow increased approximately $8,600 from the quarter ended March 31, 1994 to the quarter ended March 31, 1995. Although Cash Flow remained relatively consistent from 1994 to 1995, several significant factors had either a positive or negative impact on Cash Flow. The positive factors were: 1) increased Cash Flow results at 3120 Southwest Freeway and Park Plaza Professional Building ("Park Plaza") of approximately $14,000 and $9,200, respectively; 2) increased interest income earned on short-term investments of $34,500 and 3) the receipt of refunds of approximately $19,500 for Wellington C. The negative factors were: 1) decreased Cash Flow results at Indian Ridge Plaza and Carrollton Crossroads Shopping Center ("Carrollton") of approximately $32,400 and $14,200, respectively and 2) decreased Cash Flow of $40,100 due to the absence of Wellington C.

Rental revenues at Indian Ridge Plaza for the quarters ended March 31, 1995 and 1994 were approximately $533,000 and $566,300, respectively. Rental revenues decreased primarily due to a decrease in tenant reimbursements for real taxes. The average quarterly occupancy rate decreased from 98% in 1994 to 96% in 1995.

Rental revenues at Park Plaza for the quarters ended March 31, 1995 and 1994 were approximately $444,500 and $446,100, respectively. The average occupancy rate remained at 88% for the quarters ended March 31, 1995 and 1994. Contributing to the increase in Cash Flow for this property were decreases in repairs and maintenance and property operating expenses of approximately $4,500 and $13,400, respectively, partially offset by an increase in real estate tax expense of approximately $7,400.

Rental revenues at Carrollton for the quarters ended March 31, 1995 and 1994 were approximately $278,200 and $287,800, respectively. The decrease in rental revenues was primarily due to the fact that expense reimbursements billed to tenants for the quarter ended March 31, 1994 included prior year reimbursements which were greater than had been previously estimated. Also contributing to the decrease in Cash Flow results at Carrollton and the Partnership for the quarter ended March 31, 1995 was an increase in real estate tax expense of approximately $6,700.

Rental revenues at 3120 Southwest Freeway for the quarters ended March 31, 1995 and 1994 were approximately $187,900 and $171,900, respectively. The increase in rental revenues was primarily due to an increase in the average quarterly occupancy rate from 91% in 1994 to 96% in 1995.

Rental revenues at Wellington C for the quarter ended March 31, 1994 were approximately $118,400.

To further increase occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the necessary actions deemed appropriate for the properties discussed above. Some of these actions include: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position as of March 31, 1995 when compared to December 31, 1994 was primarily the result of net cash provided by operating activities exceeding expenditures for capital and tenant improvements and net distributions paid to Partners. Liquid assets of the Partnership as of March 31, 1995 were comprised of working capital reserves and undistributed Cash Flow.

Net cash provided by operating activities continues to be the Partnership's primary source of funds. Net cash provided by operating activities increased from $600,800 for the quarter ended March 31, 1994 to $833,400 for the quarter ended March 31, 1995. This increase was primarily due to the timing of the payment of certain Partnership expenses and the collection of rental revenues.

Net cash used for investing activities decreased from $72,000 for the quarter ended March 31, 1994 to $33,500 for the quarter ended March 31, 1995. This decrease was due to a decrease in payments made in 1995 for capital and tenant improvements. In addition to the $33,500, the Partnership has budgeted to spend approximately $647,000 for capital and tenant improvements during the remainder of 1995, consisting of approximately $239,000, $215,000, $102,000 and $91,000, respectively at Indian Ridge Plaza, Park Plaza, Southwest Freeway and Carrollton. The General Partner believes these improvements are necessary in order to maintain the occupancy levels in very competitive markets, as well as to maximize rental rates charged to new and renewing tenants.

Net cash used for financing activities increased from $120,900 for the quarter ended March 31, 1994 to $502,800 for the quarter ended March 31, 1995. This increase was due to an increase in the payment of cash distributions to Partners.

The General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital and tenant improvements necessary to be made to the Partnership's properties during the next several years. As a result of this, the Partnership continues to reserve amounts from Cash Flow to supplement working capital reserves. For the quarter ended March 31, 1995, Cash Flow retained to supplement working capital reserves approximated $294,200. The General Partner believes that the Partnership's current cash position along with any additional amounts retained from future Cash Flow will be sufficient to cover budgeted expenditures as well as any other requirements which may reasonably be foreseen.

Distributions to Limited Partners for the quarter ended March 31, 1995 were declared at an annualized rate of 3.76% of total Capital Investment. Cash distributions are made 60 days after the quarter-end. The amount of Cash Flow available for distributions to Partners is ultimately dependent upon the performance of the Partnership's investments as well as the amount of Cash Flow retained for future cash requirements. Therefore, there can be no assurance of the amount of future Cash Flow available for distribution to Partners.

                          PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K:
- -------   ---------------------------------

      (a) Exhibits: Financial Data Schedules

      (b) Reports on Form 8-K:

          There were no reports filed on Form 8-K during the quarter ended March 31, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 4

                        BY:  FIRST CAPITAL FINANCIAL CORPORATION
                             GENERAL PARTNER


Date: May 12, 1995      By:  /s/        DOUGLAS CROCKER II
      ------------           ---------------------------------------
                                        DOUGLAS CROCKER II
                              President and Chief Executive Officer


Date: May 12, 1995      By:  /s/         NORMAN M. FIELD
      ------------           ---------------------------------------
                                         NORMAN M. FIELD
                              Vice President - Finance and Treasurer