Form 10-Q
period 1995-06-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 4
filed 1995-08-14
CIK 794665

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                            June 30, 1995
       For the period ended ____________________________________________________

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________________ to ___________________

                                                     0-15632
       Commission File Number: _________________________________________________

               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 4
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                               36-3441345
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois          60606-2607
-------------------------------------------------------      -------------------
      (Address of principal executive offices)                   (Zip Code)

                                (312) 207-0020
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                      June 30,
                                                        1995      December 31,
                                                     (Unaudited)      1994
------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                                $ 5,550,400  $ 5,550,400
 Buildings and improvements                           39,851,800   39,760,400
------------------------------------------------------------------------------
                                                      45,402,200   45,310,800
Accumulated depreciation and amortization             (8,403,400)  (7,703,200)
------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                       36,998,800   37,607,600
Cash and cash equivalents                              4,668,200    4,142,100
Restricted certificates of deposit                        62,500       62,500
Rents receivable                                         233,500      298,100
Other assets                                              60,400       65,000
------------------------------------------------------------------------------
                                                     $42,023,400  $42,175,300
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Loan payable to General Partner                     $ 4,085,700  $ 3,911,700
 Accounts payable and accrued expenses                   573,900      661,700
 Due to Affiliates                                       165,100      150,800
 Security deposits                                        88,400      101,100
 Distributions payable                                   650,400      678,100
 Other liabilities                                        81,700       79,200
------------------------------------------------------------------------------
                                                       5,645,200    5,582,600
------------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner                                        (246,300)    (246,300)
 Limited Partners (750,000 Units authorized, 593,025
  issued and outstanding)                             36,624,500   36,839,000
------------------------------------------------------------------------------
                                                      36,378,200   36,592,700
------------------------------------------------------------------------------
                                                     $42,023,400  $42,175,300
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1995
and the year ended December 31, 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1994                           $(240,800) $39,399,500  $39,158,700
Net income for the year ended December
 31, 1994                                    168,500    1,080,700    1,249,200
Distributions for the year ended December
 31, 1994                                   (174,000)  (3,641,200)  (3,815,200)
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1994                          (246,300)  36,839,000   36,592,700
Net income for the six months ended
 June 30, 1995                                87,000      882,600      969,600
Distributions for the six months ended
 June 30, 1995                               (87,000)  (1,097,100)  (1,184,100)
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 June 30, 1995                             $(246,300) $36,624,500  $36,378,200
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                        1995       1994
--------------------------------------------------------------------------
Income:
 Rental                                              $1,376,200 $1,465,700
 Interest                                                66,900     36,200
--------------------------------------------------------------------------
                                                      1,443,100  1,501,900
--------------------------------------------------------------------------
Expenses:
 Interest--General Partner                               87,800     95,600
 Depreciation and amortization                          348,900    385,700
 Property operating:
  Affiliates                                             87,600    103,200
  Nonaffiliates                                         142,500    172,500
 Real estate taxes                                      147,300    187,300
 Insurance--Affiliate                                    12,500     13,500
 Repairs and maintenance                                 97,900    147,400
 General and administrative:
  Affiliates                                              8,200      8,200
  Nonaffiliates                                          50,600     39,000
 Loss on sale of property                                           48,700
--------------------------------------------------------------------------
                                                        983,300  1,201,100
--------------------------------------------------------------------------
Net income                                           $  459,800 $  300,800
--------------------------------------------------------------------------
Net income allocated to General Partner              $   53,400 $   46,300
--------------------------------------------------------------------------
Net income allocated to Limited Partners             $  406,400 $  254,500
--------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (593,025 Units authorized, issued and outstanding)  $     0.69 $     0.43
--------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                        1995       1994
--------------------------------------------------------------------------
Income:
 Rental                                              $2,839,200 $3,056,200
 Interest                                               124,500     59,300
--------------------------------------------------------------------------
                                                      2,963,700  3,115,500
--------------------------------------------------------------------------
Expenses:
 Interest--General Partner                              172,300    183,100
 Depreciation and amortization                          700,600    780,900
 Property operating:
  Affiliates                                            176,700    201,100
  Nonaffiliates                                         286,300    365,000
 Real estate taxes                                      309,000    343,300
 Insurance--Affiliate                                    29,200     37,000
 Repairs and maintenance                                214,600    296,500
 General and administrative:
  Affiliates                                             16,500     18,600
  Nonaffiliates                                          88,900     69,600
 Loss on sale of property                                           48,700
--------------------------------------------------------------------------
                                                      1,994,100  2,343,800
--------------------------------------------------------------------------
Net income                                           $  969,600 $  771,700
--------------------------------------------------------------------------
Net income allocated to General Partner              $   87,000 $   93,100
--------------------------------------------------------------------------
Net income allocated to Limited Partners             $  882,600 $  678,600
--------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (593,025 Units authorized, issued and outstanding)  $     1.49 $     1.14
--------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                                             1995        1994
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                               $  969,600  $  771,700
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                              700,600     780,900
  Loss on sale of property                                                48,700
  Changes in assets and liabilities:
   Decrease in rents receivable                               64,600      60,500
   Decrease in other assets                                    4,200      26,800
   (Decrease) in accounts payable and accrued expenses       (87,800)   (302,800)
   Increase in due to Affiliates                              14,300      13,400
   Increase in other liabilities                               2,500      52,900
---------------------------------------------------------------------------------
    Net cash provided by operating activities              1,668,000   1,452,100
---------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from the sale of property                                    2,170,300
 Payments for capital and tenant improvements                (91,400)   (142,200)
---------------------------------------------------------------------------------
    Net cash (used for) provided by investing activities     (91,400)  2,028,100
---------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                           (1,211,800) (1,144,000)
 Proceeds from loan payable to General Partner               174,000     515,400
 (Decrease) in security deposits                             (12,700)    (26,200)
---------------------------------------------------------------------------------
    Net cash (used for) financing activities              (1,050,500)   (654,800)
---------------------------------------------------------------------------------
Net increase in cash and cash equivalents                    526,100   2,825,400
Cash and cash equivalents at the beginning of the period   4,142,100   3,054,000
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $4,668,200  $5,879,400
---------------------------------------------------------------------------------
Supplemental information:
 Interest paid to the General Partner during the period   $  171,900  $  180,400
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1995

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1995, are not necessarily indicative of the operating results for the year ending December 31, 1995.

The financial statements include the Partnership's 50% interest in two joint ventures and its 75% interest in one joint venture with Affiliated partnerships. These joint ventures were formed for the purpose of acquiring an interest in certain real properties and are operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and capital is included in the financial statements.

Certain reclassifications have been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. These reclassifications have no effect on net income or Partners' capital.

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

2. RELATED PARTY TRANSACTIONS:

Subsequent to May 4, 1988, the Termination of the Offering, as compensation for services rendered in managing the affairs of the Partnership, the General Partner shall be entitled to receive a Partnership Management Fee payable within 60 days following the end of each fiscal year. Such amount shall be equal to the lesser of (i) 0.5% of the net value of the Partnership's assets as of the end of such year as reflected on the Certificate of Value furnished to the Limited Partners, plus, the amount, if any, the Partnership Management Fee paid in any prior year was less than 0.5% of the net value of the Partnership's assets in such prior year, or (ii) an amount equal to the difference between
(a) 10% of the Partnership's aggregate Cash Flow (as defined by the Partnership Agreement) from the Commencement of Operations to the end of the year for which such Partnership Management Fee is payable, and (b) the aggregate amount previously paid to the General Partner as a Partnership Management Fee. In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) shall be allocated to the General Partner in an amount equal to the greater of the General Partner's Partnership Management Fee for such year, or 1% of such Net Profits. The balance of Net Profits, if any, is allocated to the Limited Partners. For the quarter and six months ended June 30, 1995, the General Partner was allocated a Partnership Management Fee and, accordingly, Net Profits from operations of approximately $53,400 and $87,000, respectively.

As set forth in the Partnership Agreement, the General Partner has agreed to make available to the Partnership a line of credit in an amount equal to the sum of the Partnership Management Fees and Acquisition Fees paid to the General Partner or its Affiliates. This line of credit may be drawn upon for distribution to the Limited Partners on a pro rata basis to the extent that Cash Flow (as defined by the Partnership Agreement) is otherwise less than sufficient to distribute cash in amounts equal to the Limited Partners' Preferred Return (7.5% per annum noncompounding cumulative return on the Limited Partner's Capital Investment); provided, however, that the maximum amount which shall be advanced to the Partnership by the General Partner for distribution to the Limited Partners shall be the amount of Acquisition Fees and Partnership Management Fees actually paid to the General Partner or its Affiliates. Amounts advanced shall bear interest at the rate of 8.5% per annum simple interest, payable monthly. Repayment of amounts advanced shall be made only from Cash Flow (as defined by the Partnership Agreement) if and to the extent that it is more than sufficient to distribute cash to the Limited Partners in amounts equal to the Limited Partners Preferred Return and from Sale or Financing Proceeds to the extent permitted by the Partnership Agreement. As of June 30, 1995, the Partnership has drawn approximately $4,085,700 which represents the total amount of the General Partner's current commitment.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1995 were as follows:

                                                         Paid
                                                  -------------------
                                                  Quarter  Six Months Payable
------------------------------------------------------------------------------
Property management and leasing fees              $ 90,300  $160,400  $ 89,600
Interest on loan payable to General Partner         88,700   171,900    28,900
Reimbursement of property insurance premiums, at
 cost                                               29,200    29,200      None
Real estate commissions (a)                           None      None    40,200
Reimbursement of expenses, at cost:
 (1) Accounting                                      2,600     7,700     4,300
 (2) Investor communication                          2,500     6,600     2,100
 (3) Legal                                           4,600     5,000      None
------------------------------------------------------------------------------
                                                  $217,900  $380,800  $165,100
------------------------------------------------------------------------------

(a) As of June 30, 1995, $40,200 was due to the General Partner for real estate commissions earned in connection with the disposition of Wellington A and the sale of Wellington B in the Wellington North Office Complex. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until such time as the Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined by the Partnership Agreement) which has been distributed to Limited Partners) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

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

As the Partnership progresses through the disposition phase of its life cycle, comparisons of results of net income and cash flows as defined by generally accepted accounting principals ("GAAP") as well as Cash Flow (as defined by the Partnership Agreement) between periods are complicated. These results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives the results generated from such real property interests. Accordingly, rental income, property operating expenses, repairs and maintenance expenses, real estate taxes and insurance are expected to decline as well, but will continue to comprise the significant components of net income and cash flows as defined by GAAP as well as Cash Flow (as defined by the Partnership Agreement) until the final property is sold. Also, during the disposition phase, cash and cash equivalents increase as Sale Proceeds are received and decrease as the Partnership utilizes these proceeds for the purposes of distributions to Limited Partners, repayment of the loan payable to the General Partner or making capital improvements to the Partnership's remaining properties. Prior to being utilized for such purposes, these funds are invested in short-term money market instruments. Sale Proceeds are excluded from the determination of Cash Flow (as defined by the Partnership Agreement).

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and six months ended June 30, 1995 and 1994. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                                       Comparative Operating Results (a)
                                         For the              For the
                                     Quarters Ended      Six Months Ended
                                    6/30/95  6/30/94    6/30/95    6/30/94
-----------------------------------------------------------------------------
INDIAN RIDGE PLAZA SHOPPING CENTER
Rental revenues                     $499,700 $485,100  $1,032,700 $1,051,400
-----------------------------------------------------------------------------
Property net income                 $266,500 $236,700  $  534,400 $  538,500
-----------------------------------------------------------------------------
Average occupancy                        96%      98%         96%        98%
-----------------------------------------------------------------------------
PARK PLAZA
 PROFESSIONAL BUILDING
Rental revenues                     $413,100 $448,600  $  857,600 $  894,700
-----------------------------------------------------------------------------
Property net income                 $ 97,300 $110,800  $  233,700 $  229,900
-----------------------------------------------------------------------------
Average occupancy                        88%      87%         88%        88%
-----------------------------------------------------------------------------
3120 SOUTHWEST FREEWAY OFFICE
 BUILDING
Rental revenues                     $177,400 $171,800  $  365,200 $  343,700
-----------------------------------------------------------------------------
Property net income (loss)          $  7,800 $ (6,900) $   25,100 $   (1,500)
-----------------------------------------------------------------------------
Average occupancy                        92%      89%         94%        90%
-----------------------------------------------------------------------------
CARROLLTON CROSSROADS SHOPPING
 CENTER
Rental revenues                     $305,500 $262,100  $  583,700 $  549,900
-----------------------------------------------------------------------------
Property net income                 $172,900 $104,300  $  319,900 $  265,300
-----------------------------------------------------------------------------
Average occupancy                        96%      98%         98%        99%
-----------------------------------------------------------------------------
WELLINGTON C; WELLINGTON
 NORTH OFFICE COMPLEX (B)
Rental revenues                              $ 98,200             $  216,600
-----------------------------------------------------------------------------
Property net (loss)                          $  7,600                 $8,800
-----------------------------------------------------------------------------
Average occupancy                                 91%                    90%
-----------------------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties previously owned by the Partnership.
(b) This property was sold on June 8, 1994. The property net income excludes the loss on sale of property of ($48,700) which is included in the Statements of Income and Expenses for the quarter and six months ended June 30, 1994.

Net income for the Partnership for the quarter and six months ended June 30, 1995 increased $159,000 and $197,900, respectively, when compared to the quarter and six months ended June 30, 1994. Excluding the results of Wellington C, net income for the Partnership for the quarter and six months ended June 30, 1995 increased approximately $117,800 or 34% and $138,500 or 17%, respectively, when compared to 1994. Factors which contributed to the increases were: 1) increases in interest income earned on short-term investments of approximately $30,800 or 85% and $65,300 or 110%, respectively, due to an increase in funds available for such investments as well as an increase in the average interest rate obtainable on these investments; 2) decreases in property operating expenses; 3) decreases in repair and maintenance expenses; 4) decreases in depreciation and amortization expense; 5) decreases in interest expense of approximately $7,800 or 8% and $10,800 or 6%, respectively, as a result of a decrease in the loan payable to the General Partner and 6) decreases in insurance expense. Partially offsetting the increases in net income were increases in general and administrative expenses of $11,600 or 25% and $17,200 or 20%, respectively, primarily due to an increase in printing and mailing expenses and Indiana state and county income and sales taxes due to a lower expense in 1994 as a result of an overestimate of the 1993 liability. Rental revenues for the quarter and six months ended June 30, 1995 increased and remained stable, respectively, when compared to the prior year periods. In addition, real estate taxes decreased for the quarterly periods under comparison and increased for the six-month periods under comparison.

For purposes of the following comparative discussion, the operating results of Wellington C have been excluded.

Rental revenues increased approximately $28,100 for the quarter ended June 30, 1995 and decreased approximately $500 for the six months ended June 30, 1995 when compared to the prior year quarter and six-month periods, respectively. The factors which contributed to the changes in rental revenues were: 1) lower tenant expense reimbursements as a result of an overestimate of prior year billings as well as a decrease in parking lot income in 1995 and the recognition of security deposits as income in 1994 at the Park Plaza Professional Building ("Park Plaza"); 2) an increase in percentage rents at Carrollton Crossroads Shopping Center ("Carrollton"); 3) an increase in the average occupancy rates and base rental rates for new and renewing tenants at 3120 Southwest Freeway Office Building ("Southwest Freeway"); 4) a decrease in the base rental rate charged to new and renewing tenants and a lower average occupancy rate in 1995 at Indian Ridge Shopping Center ("Indian Ridge"); 5) an increase in quarterly tenant expense reimbursements at Indian Ridge as a result of a partial refund to tenants in 1994 of prior year billings and 6) a decrease in the six-month tenant expense reimbursements at Carrollton due to additional billings in 1994 which were more than had been previously estimated in 1993.

Property operating expenses decreased approximately $25,700 or 10% and $48,600 or 10%, respectively. Contributing factors to the decrease in property operating expenses were lower property management and leasing fees at Park Plaza, lower utility costs at Southwest Freeway and lower professional service fees at Indian Ridge.

Repairs and maintenance decreased approximately $9,300 or 8% and $17,900 or 7%, respectively, primarily due to a reduction in personnel costs.

Depreciation and amortization expenses decreased approximately $10,700 or 3% and $15,300 or 2%, respectively, primarily as a result of the provision for value impairment recorded at Park Plaza as of December 31, 1994.

Insurance expense decreased approximately $4,300 or 26% and $4,600 or 14%, respectively, during the quarter and six months ended June 30, 1995, when compared to the prior year periods. The decreases were primarily due to lower

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) group rates on the Partnership's combined insurance coverage as a result of a minimal amount of claims made over the past several years, which provided a good loss experience relative to the Partnership's properties.

Real estate tax expense decreased for the quarterly periods under comparison approximately $12,700 or 8% due to a decrease at Carrollton as a result of a lower estimated liability in 1995 when compared to 1994. Total real estate tax expense increased for the six-month periods under comparison approximately $6,300 or 2% primarily due to a projected increases in the property's assessed valuation and tax rate at Park Plaza, partially offset by a decrease at Carrollton, as previously discussed.

To further increase and or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the necessary actions deemed appropriate for the properties discussed above. Some of these actions include: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain it properties. Notwithstanding the Partnership's intention relative to the sale of its properties, another primary objective of the Partnership is to provide cash distributions to Limited Partners from Partnership operations. To the extent cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined by the Partnership Agreement) is generally not equal to Partnership net income or cash flows as defined by GAAP, since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined by the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as defined by GAAP. The following table includes a reconciliation of Cash Flow (as defined by the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP, is not indicative of actual distributions to Partners and should not be considered as an alternative to the results disclosed in the Statements of Income and Expenses and the Statement of Cash Flows.

                                                         Comparative Cash
                                                           Flow Results
                                                        For the Six Months
                                                              Ended
                                                        6/30/95     6/30/94
------------------------------------------------------------------------------
Amount of Cash Flow (as defined in the Partnership
 Agreement)                                           $ 1,583,200  $1,507,700
Items of reconciliation:
 General Partner's Partnership Management Fee              87,000      93,600
 Decrease in current assets                                68,800      87,300
 (Decrease) in current liabilities                        (71,000)   (236,500)
------------------------------------------------------------------------------
Net cash provided by operating activities             $ 1,668,000  $1,452,100
------------------------------------------------------------------------------
Net cash (used for) provided by investing activities  $   (91,400) $2,028,100
------------------------------------------------------------------------------
Net cash (used for) financing activities              $(1,050,500) $ (654,800)
------------------------------------------------------------------------------

The increase in Cash Flow (as defined by the Partnership Agreement) of approximately $75,500 for the six months ended June 30, 1995 when compared to six months ended June 30, 1994 was primarily due to the increase in net income, as previously discussed, exclusive of the decrease in depreciation and amortization expense and the loss on the sale of Wellington C, and included a decrease of approximately $6,600 or 7% in the General Partner's Partnership Management Fee.

The increase in the Partnership's cash position as of June 30, 1995 when compared to December 31, 1994 was primarily the result of net cash provided by operating activities exceeding distributions paid to Partners and expenditures for capital and tenant improvements. Liquid assets of the Partnership as of June 30, 1995 were comprised of undistributed cash from operations retained for working capital purposes.

Net cash provided by operating activities continues to be the Partnership's primary source of funds. Net cash provided by operating activities increased $215,900 for the six months ended June 30, 1995 when compared to the six months ended June 30, 1994. This increase was primarily due to the increase in net income previously discussed and the timing of the payment of certain Partnership expenses, partially offset by the timing of the collection of tenant's rental payments.

Net cash (used for) provided by investing activities changed approximately ($2,119,500) for the six months ended June 30, 1995 when compared to the six months ended June 30, 1994. The change was primarily due to the sale proceeds received in 1994 for the sale of Wellington C, partially offset by a decrease in payments made in 1995 for capital and tenant improvements. In addition to the $91,400 spent in 1995, the Partnership has budgeted to spend approximately $530,000 for capital and tenant improvements during the remainder of 1995, consisting of approximately $215,000, $175,000, $95,000 and $45,000, respectively, at Indian Ridge, Park Plaza, Southwest Freeway and Carrollton. The General Partner believes these improvements are necessary in order to maintain the occupancy levels in very competitive markets, as well as to maximize rental rates charged to new and renewing tenants.

Net cash (used for) financing activities increased $395,700 for the six months ended June 30, 1995 when compared to the six months ended June 30, 1994 primarily due to an increase in the payment of cash distributions to Limited Partners.

The General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital and tenant improvements necessary to be made to the Partnership's properties during the next several years. As a result, cash continues to be retained to supplement working capital reserves. Cash Flow (as defined by the Partnership Agreement) retained to supplement working capital reserves approximated $486,100 for the six months ended June 30, 1995.

Distributions to Limited Partners for the quarter ended June 30, 1995 were declared in the amount of $0.95 per Limited Partner Unit. Cash distributions are made 60 days after the quarter-end. The amount of future distributions to Limited Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the amount of cash retained in the future to supplement working capital reserves. Accordingly, there can be no assurance of the availability of cash for distribution to Partners.

                          PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K:

           (a) Exhibits:  Financial Data Schedule

           (b) Reports on Form 8-K:

               There were no reports filed on Form 8-K during the quarter ended June 30, 1995.

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                              FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 4

                              BY: FIRST CAPITAL FINANCIAL CORPORATION
                                  GENERAL PARTNER




Date:  August 14, 1995        By: /s/          DOUGLAS CROCKER II
       ---------------            ---------------------------------------------
                                               DOUGLAS CROCKER II
                                      President and Chief Executive Officer




Date:  August 14, 1995        By: /s/           NORMAN M. FIELD
       ---------------            ---------------------------------------------
                                                NORMAN M. FIELD
                                      Vice President - Finance and Treasurer