Form 10-Q
period 1995-09-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 4
filed 1995-11-14
CIK 794665

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended              September 30, 1995
                                  ------------------------------

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ------------------ to -------------------

     Commission File Number:                     0-15632
                            -------------------------------------------------



               First Capital Institutional Real Estate, Ltd. - 4
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

     Illinois                                                       36-3441345
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois           60606-2607
-------------------------------------------------------         --------------
(Address of principal executive offices)                          (Zip Code)

                                (312)  207-0020
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
------------------------------------------------------------------------------
              (Former name, former address and former fiscal
                   year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---
Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated November 5, 1986, included in the Partnership's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                     September 30,
                                                         1995      December 31,
                                                      (Unaudited)      1994
-------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                                 $ 5,550,400  $ 5,550,400
 Buildings and improvements                            39,981,800   39,760,400
-------------------------------------------------------------------------------
                                                       45,532,200   45,310,800
Accumulated depreciation and amortization              (8,753,600)  (7,703,200)
-------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                        36,778,600   37,607,600
Cash and cash equivalents                               4,904,300    4,142,100
Restricted certificates of deposit                         62,500       62,500
Rents receivable                                          155,400      298,100
Other assets                                               59,000       65,000
-------------------------------------------------------------------------------
                                                      $41,959,800  $42,175,300
-------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Loan payable to General Partner                      $ 4,085,700  $ 3,911,700
 Accounts payable and accrued expenses                    747,000      661,700
 Due to Affiliates                                        194,400      150,800
 Security deposits                                         89,500      101,100
 Distributions payable                                    723,500      678,100
 Other liabilities                                         73,000       79,200
-------------------------------------------------------------------------------
                                                        5,913,100    5,582,600
-------------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner                                         (246,300)    (246,300)
 Limited Partners (750,000 Units authorized, 593,025
  issued and outstanding)                              36,293,000   36,839,000
-------------------------------------------------------------------------------
                                                       36,046,700   36,592,700
-------------------------------------------------------------------------------
                                                      $41,959,800  $42,175,300
-------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1995
and the year ended December 31, 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1994                           $(240,800) $39,399,500  $39,158,700
Net income for the year ended December
 31, 1994                                    168,500    1,080,700    1,249,200
Distributions for the year ended December
 31, 1994                                   (174,000)  (3,641,200)  (3,815,200)
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1994                          (246,300)  36,839,000   36,592,700
Net income for the nine months ended
 September 30, 1995                          130,500    1,144,100    1,274,600
Distributions for the nine months ended
 September 30, 1995                         (130,500)  (1,690,100)  (1,820,600)
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 September 30, 1995                        $(246,300) $36,293,000  $36,046,700
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1995       1994
------------------------------------------------------------------------
Income:
 Rental                                            $1,268,500 $1,445,600
 Interest                                              72,200     60,000
------------------------------------------------------------------------
                                                    1,340,700  1,505,600
------------------------------------------------------------------------
Expenses:
 Interest on loan payable to General Partner           88,700     93,600
 Depreciation and amortization                        350,400    353,300
 Property operating:
  Affiliates                                           97,600     84,900
  Nonaffiliates                                       154,500    174,000
 Real estate taxes                                    161,800    137,200
 Insurance--Affiliate                                  14,500     16,400
 Repairs and maintenance                              128,100    120,100
 General and administrative:
  Affiliates                                           17,200      8,500
  Nonaffiliates                                        22,900     36,300
------------------------------------------------------------------------
                                                    1,035,700  1,024,300
------------------------------------------------------------------------
Net income                                         $  305,000 $  481,300
------------------------------------------------------------------------
Net income allocated to General Partner            $   43,500 $   46,800
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  261,500 $  434,500
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (593,025 Units issued and outstanding)            $     0.44 $     0.73
------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1995       1994
------------------------------------------------------------------------
Income:
 Rental                                            $4,107,700 $4,501,800
 Interest                                             196,700    119,300
------------------------------------------------------------------------
                                                    4,304,400  4,621,100
------------------------------------------------------------------------
Expenses:
 Interest on loan payable to General Partner          261,000    276,700
 Depreciation and amortization                      1,051,000  1,134,200
 Property operating:
  Affiliates                                          274,800    286,100
  Nonaffiliates                                       440,300    538,900
 Real estate taxes                                    451,300    480,500
 Insurance--Affiliate                                  43,700     53,400
 Repairs and maintenance                              362,200    416,600
 General and administrative:
  Affiliates                                           33,700     27,000
  Nonaffiliates                                       111,800    106,000
 Loss on sale of property                                         48,700
------------------------------------------------------------------------
                                                    3,029,800  3,368,100
------------------------------------------------------------------------
Net income                                         $1,274,600 $1,253,000
------------------------------------------------------------------------
Net income allocated to General Partner            $  130,500 $  139,900
------------------------------------------------------------------------
Net income allocated to Limited Partners           $1,144,100 $1,113,100
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (593,025 Units issued and outstanding)            $     1.93 $     1.88
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1995         1994
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $ 1,274,600  $ 1,253,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                          1,051,000    1,134,200
  Loss on sale of property                                               48,700
  Changes in assets and liabilities:
  Decrease in rents receivable                             142,700       80,100
  Decrease in other assets                                   5,400       30,900
  Increase (decrease) in accounts payable and accrued
   expenses                                                 85,300     (110,700)
  Increase in due to Affiliates                             43,600        4,700
  (Decrease) increase in other liabilities                  (6,200)      28,700
--------------------------------------------------------------------------------
   Net cash provided by operating activities             2,596,400    2,469,600
--------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from the sale of property                                   2,168,500
 Payments for capital and tenant improvements             (221,400)    (289,000)
--------------------------------------------------------------------------------
   Net cash (used for) provided by investing
    activities                                            (221,400)   1,879,500
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                         (1,775,200)  (3,272,900)
 Proceeds from (net repayment of) loan payable to
  General Partner                                          174,000      (26,200)
 (Decrease) in security deposits                           (11,600)     (18,500)
--------------------------------------------------------------------------------
   Net cash (used for) financing activities             (1,612,800)  (3,317,600)
--------------------------------------------------------------------------------
Net increase in cash and cash equivalents                  762,200    1,031,500
Cash and cash equivalents at the beginning of the
 period                                                  4,142,100    3,054,000
--------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $ 4,904,300  $ 4,085,500
--------------------------------------------------------------------------------
Supplemental information:
 Interest paid to the General Partner during the
  period                                               $   260,700  $   277,100
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEFINITION OF SPECIAL TERMS:
Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement filed with the Securities and Exchange Commission on Form S-11. Definitions of these terms are contained in
Article III of the First Amended and Restated Certificate and Agreement of Limited Partnership, which is included in the Registration Statement and incorporated herein by reference.

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles. Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1995 are not necessarily indicative of the operating results for the year ending December 31, 1995.

Certain reclassifications have been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. These reclassifications have no effect on net income or Partners' capital.

The financial statements include the Partnership's 50% interest in two joint ventures and a 75% interest in another joint venture with Affiliated partnerships. These joint ventures were formed for the purpose of each acquiring a 100% interest in certain real property and are operated under the common control of the General Partner. In addition, the 1994 financial statements included the Partnership's 50% interest in a joint venture with an Affiliated partnership. This joint venture was formed for the purpose of acquiring a 100% interest in certain real property and was operated under the common control of the General Partner prior to its sale on June 8, 1994. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and capital was included in the financial statements.

Cash equivalents are considered all highly liquid investments purchased with a maturity of three months or less.

Reference is made to the Partnership's annual report for the year ended December 31, 1994 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner shall be entitled to receive subsequent to May 4, 1988, the Termination of the Offering, a Partnership Management Fee payable annually within 60 days following the last day of each fiscal year, which shall be an amount equal to the lesser of (i) 0.5% of the net value of the Partnership's assets as of the end of such fiscal year reflected on the Certificate of Value furnished to the Holders, plus, to the extent the Partnership Management Fee paid in any prior year was less than 0.5% of the net value of the Partnership's assets in such prior year, the amount of such deficit, or (ii) an amount equal to the difference between (A) 10% of the Partnership's aggregate Cash Flow (as defined by the Partnership Agreement) for the period from the Commencement of Operations to the end of the fiscal year for which such Partnership Management Fee is payable, and (B) the aggregate amount previously paid to the General Partner as a Partnership Management Fee. In addition, Sale Proceeds are distributed: first, 75% to all Holders and 25% to the General Partner until the earlier of (i) receipt by Holders of cumulative distributions of Sale Proceeds in an amount equal to 100% of their Original Capital Contribution, or (ii) receipt by the General Partner of cumulative distributions of Sale Proceeds sufficient to repay all outstanding advances to the Partnership from the General Partner; thereafter, to the General Partner, until all outstanding advances, if any, to the Partnership from the General Partner have been repaid; thereafter, to the Holders, until they have received cumulative distributions of Sale Proceeds in an amount equal to 100% of their Original Capital Contribution, plus an amount (including Cash Flow (as defined by the Partnership Agreement)) equal to a cumulative return of 6% per annum simple interest on their Capital Investment from their investment date in the Partnership; thereafter, 85% to all Holders; and 15% to the General Partner, provided, however, that no distribution of the General Partner's share of Sale Proceeds shall be made until Holders have received the greater of (i) Sale Proceeds plus Cash Flow (as defined by the Partnership Agreement) previously received in excess of the Preferred Return equal to 125% of the Holders' Original Capital Contribution, or (ii) Sale Proceeds plus all Cash Flow (as defined by the Partnership Agreement) previously received equal to their Original Capital Contribution plus a 10% per annum simple interest return on their Capital Investment from the date of investment.

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) shall be allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Holders. Net Losses (exclusive of Net Losses from the sale or disposition of Partnership properties) are allocated 1% to the General Partner and 99% to the Holders. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and Holders with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Holder in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to such Holder with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 15% to the General Partner and 85% to the Holders. Net Losses from the sale or disposition of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to the General Partner and Holders with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Holders. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and nine months ended September 30, 1995, the General Partner was entitled to a Partnership Management Fee and, accordingly, Net Profits of $43,500 and $130,500, respectively.

In accordance with the Partnership Agreement, the General Partner made advances to the Partnership in cumulative amounts equal to the Acquisition Fees and the Partnership Management Fees which were paid to the General Partner or its Affiliates for distribution to the Holders on a pro rata basis to the extent that Cash Flow (as defined by the Partnership Agreement) was less than sufficient to distribute cash in amounts equal to the Holders' Preferred Return (7.5% per annum noncompounding cumulative return on the Holders' Capital Investment); provided, however, that the maximum amount which shall be advanced to the Partnership by the General Partner for distribution to the Holders shall be the amount of Acquisition Fees and Partnership Management Fees actually paid to the General Partner or its Affiliates. Amounts advanced shall bear interest at the rate of 8.5% per annum simple interest, payable monthly. Repayment of amounts advanced shall be made only from Cash Flow (as defined by the Partnership Agreement) if and to the extent it is more than sufficient to distribute cash to the Holders in amounts equal to the Holders' Preferred Return and from Sale Proceeds to the extent permitted by the Partnership Agreement. As of September 30, 1995, the Partnership has drawn $4,085,700, which represents the total amount of the General Partner's current commitment.

Fees and reimbursements paid and payable by the Partnership to the General Partner and its Affiliates during the quarter and nine months ended September 30, 1995 were as follows:

                                                        Paid
                                                --------------------
                                                Quarter  Nine Months Payable
-----------------------------------------------------------------------------
 Interest on loan payable to General Partner    $ 88,800  $260,700   $ 29,000
 Property management and leasing fees             70,900   231,300    109,700
 Reimbursement of property insurance premiums,
  at cost                                         14,500    43,700       None
 Real estate commissions (a)                        None      None     40,200
 Reimbursement of expenses, at cost:
 (1) Accounting                                    5,000    12,700      6,700
 (2) Investor communication                        3,000     9,600      8,800
 (3) Legal                                         6,800    11,800       None
-----------------------------------------------------------------------------
                                                $189,000  $569,800   $194,400
-----------------------------------------------------------------------------

(a) As of September 30, 1995, the Partnership owed $40,200 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, no Affiliate of the General Partner may receive payment of a real estate commission upon the sale of a Partnership property until Holders have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined by the Partnership Agreement) which has been distributed to the Holders) of 6% simple interest per annum on their Capital Investment from the date upon which their investment in the Partnership was made.

3. RESTRICTED CERTIFICATES OF DEPOSIT:

Restricted certificates of deposit includes $37,500 which has been pledged as collateral for security deposits to the Houston Lighting & Power Company and $25,000 which has been pledged as collateral for security deposits to the Florida Lighting & Power Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1994, for a discussion of the Partnership's business.

As the Partnership progresses through the disposition phase of its life cycle, management's discussion and analysis of financial condition and results of operations is complicated with respect to comparisons between periods. Results of net income and cash flows as defined by generally accepted accounting principles ("GAAP") as well as Cash Flow (as defined by the Partnership Agreement) are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives the results generated from such real property interests. Accordingly, rental income, depreciation and amortization expense, property operating expenses, repairs and maintenance expenses, real estate taxes and insurance are expected to decline, but will continue to comprise the significant components of net income and cash flows (as defined by GAAP) as well as Cash Flow (as defined by the Partnership Agreement) until the final property is sold. In addition, during the disposition phase, cash and cash equivalents increase as Sale Proceeds are received and decrease as the Partnership utilizes these proceeds for the purposes of making distributions to Limited Partners, repayment of the loan payable to the General Partner, making capital improvements and incurring leasing costs at the Partnership's remaining properties or other working capital requirements. Prior to being utilized for such purposes, these proceeds are invested in short-term money market instruments. Sale and Refinancing Proceeds are excluded from the determination of Cash Flow (as defined by the Partnership Agreement).

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and nine months ended September 30, 1995 and 1994. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                               Comparative Operating Results (a)
                            For the Quarters    For the Nine Months
                                  Ended                Ended
                            9/30/95   9/30/94   9/30/95    9/30/94
--------------------------------------------------------------------
INDIAN RIDGE PLAZA SHOPPING CENTER
Rental revenues             $402,700  $540,500 $1,435,400 $1,591,900
--------------------------------------------------------------------
Property net income         $152,800  $280,300 $  687,200 $  818,800
--------------------------------------------------------------------
Average occupancy                96%       98%        96%        98%
--------------------------------------------------------------------
PARK PLAZA PROFESSIONAL BUILDING
--------------------------------------------------------------------
Rental revenues             $424,200  $451,600 $1,281,700 $1,346,300
--------------------------------------------------------------------
Property net income         $ 92,800  $124,700 $  326,600 $  354,600
--------------------------------------------------------------------
Average occupancy                85%       89%        87%        88%
--------------------------------------------------------------------
CARROLLTON CROSSROADS SHOPPING CENTER
Rental revenues             $270,800  $265,900 $  854,500 $  815,800
--------------------------------------------------------------------
Property net income         $135,800  $140,500 $  455,700 $  405,800
--------------------------------------------------------------------
Average occupancy                97%       99%        97%        99%
--------------------------------------------------------------------
3120 SOUTHWEST FREEWAY OFFICE BUILDING
Rental revenues             $170,900  $188,700 $  536,100 $  532,400
--------------------------------------------------------------------
Property net (loss) income  $(14,600) $ 20,400 $   10,400 $   18,900
--------------------------------------------------------------------
Average occupancy                88%       87%        92%        89%
--------------------------------------------------------------------
WELLINGTON C; WELLINGTON NORTH OFFICE COMPLEX (B)
Rental revenues                                           $  215,400
--------------------------------------------------------------------
Property net income                                       $    5,200
--------------------------------------------------------------------
Average occupancy                                             (b)
--------------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties previously owned by the Partnership.
(b) Wellington C of the Wellington North Office Complex ("Wellington C") was sold on June 8, 1994. The property net income excludes the loss on the sale of the property of $48,700, which is included in the Statement of Income and Expenses for the nine months ended September 30, 1994.

Net income for the Partnership decreased $176,300 or 37%, and increased $21,600 or 2%, for the quarter and nine months ended September 30, 1995 when compared to the quarter and nine months ended September 30, 1994, respectively. The decrease in net income for the quarterly periods under comparison was primarily due to a decrease in operating results at all of the Partnership's remaining properties totaling $199,100. Partially offsetting the decrease was: 1) an increase in interest income of $12,200 due to an increase in rates available on the Partnership's short-term investments as well as in the funds available for such investments; 2) a decrease in interest expense of $4,900 as a result of a decrease in the loan payable to the General Partner and 3) a decrease in general and administrative expenses of $4,700 primarily due to lower data processing costs partially offset by an increase in fees for professional services. The increase in net income for the nine-month periods under comparison was primarily due to: 1) an increase in interest income of $77,400 due to the factors previously discussed; 2) improved operating results at Carrollton Crossroads Shopping Center ("Carrollton"); 3) the absence in 1995 of the loss on the sale of Wellington C on June 8, 1994; 4) a decrease in interest expense of $15,700 as a result of a decrease in the loan payable to the General Partner. Partially offsetting the nine-month increase was a decrease in operating results at Indian Ridge Plaza Shopping Center ("Indian Ridge"), Park Plaza Professional Building ("Park Plaza") and 3120 Southwest Freeway Office Building ("Southwest Freeway") as well as an increase in general and administrative expenses of $12,500 primarily as a result of an increase in printing costs and fees for professional services, partially offset by lower data processing costs.

For purposes of the following comparative discussion, the operating results of Wellington C have been excluded.

Rental revenues for the quarter and nine months ended September 30, 1995 decreased $178,100 or 12%, and $178,700 or 4%, respectively, when compared to the quarter and nine months ended September 30, 1994. The factors which contributed to the decreases in rental revenues were: 1) a decrease in the base rental rate charged to new and renewing tenants, a decrease in tenant expense reimbursements primarily as a result of the write-off of estimates pertaining to a major tenant which has vacated the building subsequent to filing bankruptcy and lower average occupancy rates in 1995 at Indian Ridge; 2) lower tenant expense reimbursements as a result of an overestimate of prior year billings, lower parking income and average occupancy rates in 1995 and the recognition of security deposits as income in 1994 at Park Plaza and 3) the recovery in the third quarter of 1994 of certain tenant receivables which were previously written off as uncollectible at Southwest Freeway. Partially offsetting the decrease in rental revenues was an increase in percentage rents at Carrollton.

Real estate tax expense increased $24,600 and $30,800 for the quarterly and nine-month periods under comparison, respectively, primarily due to increases at Park Plaza and Southwest Freeway as a result of projected increases in property assessed valuations and tax rates for both periods under comparison and at Carrollton as a result of an adjustment in the third quarter of 1994 of the 1994 liability.

Property operating expenses decreased $7,900 and $57,800, respectively, for the quarter and nine months ended September 30, 1995 when compared to the prior year periods primarily due to: 1) lower utility costs at Park Plaza, Southwest Freeway and Indian Ridge; 2) lower professional service fees at Southwest Freeway and Indian Ridge and 3) lower advertising and promotional fees at Indian Ridge.

Depreciation and amortization expenses decreased for the quarterly and nine-month periods under comparison $2,900 and $18,300, respectively, primarily as a result of the provision for value

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) impairment recorded at Park Plaza as of December 31, 1994, partially offset by the depreciation of additional improvements at all the Partnership's remaining properties.

Repairs and maintenance expense increased $10,100 for the quarter ended September 30, 1995 and decreased $7,800 for the nine months ended September 30, 1995 when compared to the prior year periods. The quarterly increase was due to chiller repairs in the heating, ventilating and air conditioning system ("HVAC") as well as window repairs in 1995 at Southwest Freeway, partially offset by decreases in personnel costs at Park Plaza and Indian Ridge. The nine-month decrease was primarily due to decreases in personnel costs at Park Plaza and Indian Ridge and lower repair and maintenance expenses at Carrollton as a result of repairs and enhancements made to the exterior of the building in 1994, partially offset by the chiller and window repairs at Southwest Freeway and HVAC repairs at Park Plaza.

Insurance expense decreased $2,300 and $6,800 respectively, during the quarter and nine months ended September 30, 1995, when compared to the prior year periods. The decreases were primarily due to lower group rates on the Partnership's combined insurance coverage as a result of a minimal amount of claims made over the past several years, which provided a good loss experience relative to the Partnership's properties.

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined by the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows (as defined by GAAP). The following table includes a reconciliation of Cash Flow (as defined by the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not neccessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

                                                       Comparative Cash Flow
                                                          Results for the
                                                         Nine Months Ended
                                                        9/30/95      9/30/94
-------------------------------------------------------------------------------
Amount of Cash Flow (as defined in the Partnership
 Agreement)                                           $ 2,195,100  $ 2,295,500
Items of reconciliation:
General Partner's Partnership Management Fee              130,500      140,400
Decrease in current assets                                148,100      111,000
Increase (decrease) in current liabilities                122,700      (77,300)
-------------------------------------------------------------------------------
Net cash provided by operating activities             $ 2,596,400  $ 2,469,600
-------------------------------------------------------------------------------
Net cash (used for) provided by investing activities  $  (221,400) $ 1,879,500
-------------------------------------------------------------------------------
Net cash (used for) financing activities              $(1,612,800) $(3,317,600)
-------------------------------------------------------------------------------

The decrease in Cash Flow (as defined by the Partnership Agreement) of $100,400 for the nine months ended September 30, 1995 when compared to nine months ended September 30, 1994 was primarily due to the change in net income, exclusive of depreciation and amortization expense and the 1994 loss on the sale of Wellington C, partially offset by a decrease of $9,900 in the General Partner's Partnership Management Fee.

The increase in the Partnership's cash position as of September 30, 1995 when compared to December 31, 1994 was primarily the result of net cash provided by operating activities exceeding distributions paid to Partners and expenditures for capital and tenant improvements and leasing costs. Liquid assets of the Partnership as of September 30, 1995 were comprised of undistributed cash from operations retained for working capital purposes.

Net cash provided by operating activities continues to be the Partnership's primary source of funds. Net cash provided by operating activities increased $126,800 for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994. This increase was primarily due to the timing of the payment of certain Partnership expenses, particularly real estate taxes, and the collection of tenant's rental payments.

Net cash (used for) provided by investing activities changed $(2,100,900) for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994. The change was primarily due to the sale proceeds received in 1994 from the sale of Wellington C, partially offset by a decrease in payments made in 1995 for capital and tenant improvements and leasing costs. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. In addition to the $221,400 spent during the nine months ended September 30, 1995, the Partnership has budgeted to spend approximately $270,000 during the remainder of 1995 including $90,000, $70,000, $60,000 and $50,000 at Indian
Ridge, Southwest Freeway, Park Plaza and Carrollton, respectively. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain the occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining properties for eventual disposition.

Net cash used for financing activities changed from $3,317,600 for the nine months ended September 30, 1994 to $1,612,800 for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994 primarily due to a decrease in the payment of cash distributions to Limited Partners as a result of the distribution of Sale Proceeds from the sale of Wellington C.

The General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital and tenant improvements and incurring of leasing costs necessary to be made at the Partnership's properties during the next several years. As a result of this, cash continues to be retained to supplement working capital reserves. For the nine months ended September 30, 1995, Cash Flow (as defined by the Partnership Agreement) retained to supplement working capital reserves was $505,000.

Distributions to Limited Partners for the quarter ended September 30, 1995 were declared in the amount of $1.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance of the availability of cash for distribution to Partners.

                          PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------
          (a) Exhibits:  Financial Data Schedule

          (b) Reports on Form 8-K:

              There were no reports filed on Form 8-K during the quarter ended September 30, 1995.

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


Date: November 14, 1995           By: /s/     DOUGLAS CROCKER II
      -----------------               ---------------------------------------
                                              DOUGLAS CROCKER II
                                        President and Chief Executive Officer


Date: November 14, 1995           By: /s/      NORMAN M. FIELD
      -----------------               ---------------------------------------
                                               NORMAN M. FIELD
                                        Vice President - Finance and Treasurer