Form 10-K
period 1995-12-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 4
filed 1996-04-01
CIK 794665

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004

                                   FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended              December 31, 1995
                                   ---------------------------------------------

                                      OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from                  to
                                        ----------------------------------------

          Commission file number                     0-15632
                                ------------------------------------------------

               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 4
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           Illinois                                                         36-3441345
- -------------------------------                                ------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer Identification No.)
incorporation or organization)

Two North Riverside Plaza, Suite 950, Chicago, Illinois                     60606-2607
- -------------------------------------------------------        ------------------------------------
       (Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code                        (312) 207-0020
                                                               ------------------------------------

Securities registered pursuant to Section 12(b) of the Act:                    NONE
                                                               ------------------------------------

Securities registered pursuant to Section 12(g) of the Act:     Limited Partnership Assignee Units
                                                               ------------------------------------

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

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated November 5, 1986, included in the Registrant's Registration Statement on Form S-11 (Registration No. 33-06149), is incorporated herein by reference in Part IV of this report.

EXHIBIT INDEX - PAGE A-1
- ------------------------

                                    PART I

ITEM 1.  BUSINESS
- -------  --------

The registrant, First Capital Institutional Real Estate, Ltd. - 4 (the "Partnership"), is a limited partnership organized in 1986 under the Uniform Limited Partnership Act of the State of Illinois. The Partnership sold $59,302,500 in Limited Partnership Assignee Units (the "Units") to the public from November 1986 to May 1988, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (Registration Statement No. 33-06149). Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement.

The business of the Partnership is to invest primarily in existing commercial income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of commercial income-producing real estate. From January 1987 to March 1989, the Partnership made one real property investment and purchased 50% interests in three joint ventures and a 75% interest in one joint venture each with Affiliated partnerships. Two of the 50% joint ventures and the 75% joint venture were each formed for the purpose of acquiring a 100% interest in certain real property and one 50% joint venture was formed for the purpose of participating in a mortgage loan investment, which was recognized as of July 1, 1990 as being foreclosed in-substance and was recorded as two real property investments. All of the Partnership's joint ventures, prior to disposition, are operated under the common control of First Capital Financial Corporation (the "General Partner"). As of December 31, 1995, the Partnership, with its respective joint venture partner, dissolved the 50% joint venture which was originally formed for the purpose of participating in a mortgage loan investment, as a result of the sale and/or disposition of the two real property investments.

Property management services for the Partnership's real estate investments are provided by Affiliates of the General Partner for fees calculated as a percentage of gross rents received from the properties.

The real estate business is highly competitive. The results of operations of the Partnership will depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of these tenants. Properties owned by the Partnership frequently compete for tenants with similar properties owned by others.

As of March 1, 1996, there were eleven employees at the Partnership's properties for on-site property maintenance and administration.

ITEM 2.  PROPERTIES (a)(b)
- -------  -----------------

As of December 31, 1995, the Partnership owned, directly or through a joint venture, the following four property interests, all of which were owned in fee simple.

                                                                        Net Leasable        Number of
           Property Name                        Location                Sq. Footage        Tenants (c)
- ------------------------------------       -------------------          ------------       -----------
Shopping Centers:
- -----------------
Carrollton Crossroads (d)                  Carrollton, Georgia            303,806            26 (3)

Indian Ridge Plaza                         Mishawaka, Indiana             191,725            26 (1)

Office Buildings:
- -----------------
Park Plaza Professional Building (d)       Houston, Texas                 177,395            66 (1)

3120 Southwest Freeway (e)                 Houston, Texas                  89,346            33

- --------------------------------------

         (a) For a discussion of significant operating results and major capital expenditures planned for the Partnership's properties refer to Item 7.

         (b) For federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property (exclusive of land), and all improvements thereafter, over a useful life of 40 years utilizing the straight-line method. The Partnership's portion of real estate taxes for Carrollton Crossroads Shopping Center ("Carrollton"), Indian Ridge Plaza Shopping Center ("Indian Ridge"), Park Plaza Professional Building ("Park Plaza") and 3120 Southwest Freeway was $105,000, $243,400, $235,000 and $55,400,
         respectively, for the year ended December 31, 1995. In the opinion of the General Partner, the Partnership's properties are adequately insured and serviced by all necessary utilities.

         (c) Represents the total number of tenants as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the property.

         (d) The Partnership owns a 50% joint venture interest in this property.

         (e) The Partnership owns a 75% joint venture interest in this property.

The following table presents each of the Partnership's properties' occupancy rates as of December 31 for each of the last five years:

    Property Name             1995       1994       1993       1992       1991
- ----------------------       ------     ------     ------     ------     ------
Carrollton                    99%        99%        99%        99%        97%

Indian Ridge                  72%        98%        98%        97%        90%

Park Plaza                    86%        90%        91%        91%        89%

3120 Southwest Freeway        88%        96%        90%        80%        88%

The amounts in the following table represent each of the Partnership's properties' average annual rental rate per square foot for each of the last five years ended December 31 and were computed by dividing each property's base rental revenues by its average occupied square footage:


    Property Name             1995       1994       1993       1992       1991
- ----------------------       ------     ------     ------     ------     ------
Carrollton                    $6.31      $6.30      $5.94      $5.73      $5.77

Indian Ridge                  $8.72      $9.32      $9.18      $9.25      $8.36

Park Plaza                   $18.16     $18.44     $17.65     $16.99     $16.63

3120 Southwest Freeway       $10.99     $10.51     $10.23      $9.94      $9.84

- -------------------------------

The following table summarizes the principal provisions of the leases for each of the tenants which occupy ten percent or more of the rentable square footage at each of the Partnership's properties except 3120 Southwest Freeway which has no such tenants:

                                 Partnership's Share of per                      Percentage
                                  Annum Base Rents (a) for                         of Net     Renewal
                                 ---------------------------                      Leasable    Options
                                                Final Twelve     Expiration        Square    (Renewal
                                                 Months of        Date of         Footage    Options/
                                   1996            Lease           Lease          Occupied    Years)
                                 --------       ------------     ----------      ----------  ---------
Carrollton
- ----------
Wal-Mart
  (department store)             $306,500        $306,500        9/30/2007        41%        6 / 5
Kroger
  (grocery store)                $159,000        $159,000        12/9/2007        16%        5 / 5
JC Penney
  (department store)             $ 63,400        $ 63,400        2/28/2008        11%        4 / 5

Indian Ridge
- ------------
TJ Maxx
  (department store)             $227,700        $227,700        5/31/1997        17%        3 / 5

Park Plaza
- ----------
AMI Park Plaza Hospital
  (health care services) (b)     $ 77,900              (b)       5/31/1996        11%        None

         (a) The Partnership's share of per annum base rents for each of the tenants listed above for each of the years between 1996 and the final twelve months for each of the above leases are no lesser or greater than the amounts listed in the above table.

         (b) Per annum base rents for 1996 are for the period January 1, 1996 through May 31, 1996 (the expiration date of the lease).

- -------  ----------------------

The amounts in the following table represent the Partnership's portion of leases in the year of expiration (assuming no lease renewals) through the year ended December 31, 2005:

                   Number                          Base Rents
                    of                             in Year of       % of Total
    Year          Tenants         Square Feet    Expiration (a)   Base Rents (b)
    ----          -------         -----------    --------------   --------------
    1996             39             109,014          $453,600         12.27%
    1997             35              85,141          $465,000         15.47%
    1998             37             112,399          $540,700         25.26%
    1999             13              28,225          $156,800         10.27%
    2000             16              57,609          $185,800         15.39%
    2001              1               8,413          $ 34,300          3.45%
    2002              2              10,662          $ 55,800          6.19%
    2003              2              14,185          $ 78,300          9.68%
    2004           None                None              None           None
    2005              3              15,235          $169,800         24.31%

         (a) Represents the Partnership's portion of base rents to be collected each year on expiring leases.

         (b) Represents the Partnership's portion of base rents to be collected each year on expiring leases as a percentage of the Partnership's portion of the total base rents to be collected on leases in effect as of December 31, 1995.

ITEM 3.  LEGAL PROCEEDINGS
- -------  -----------------

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1995. Ordinary routine litigation incidental to the business which is not deemed material was maintained during the quarter ended December 31, 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------  ---------------------------------------------------

(a,b,c & d)  None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS
- -------  ----------------------------------------------------------------------

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 1996, there were 4,825 Holders of Units.

ITEM 6.  SELECTED FINANCIAL DATA
- -------  -----------------------

                                                For the Years Ended December 31,
                                 -----------------------------------------------------------------------
                                    1995           1994           1993           1992           1991
                                 -----------    -----------    -----------    -----------    -----------
Total revenues                   $ 5,690,700    $ 6,156,100    $ 6,174,800    $ 6,296,800    $ 6,359,800

Net (loss) income                $  (784,500)   $ 1,249,200    $ 1,623,300    $(2,034,200)   $   864,600

Net (loss) income allocated to
  Limited Partners (a)           $  (921,700)   $ 1,080,700    $ 1,107,600    $(2,013,900)   $   856,000

Net (loss) income allocated to
  Limited Partners per Unit
  (593,025 Units issued
  and outstanding) (a)           $     (1.55)   $      1.82    $      1.87    $     (3.40)   $      1.44

Total assets                     $39,228,800    $42,175,300    $44,887,600    $46,932,900    $52,943,300

Loan payable to
  General Partner                $ 4,085,700    $ 3,911,700    $ 3,937,900    $ 3,937,900    $ 3,937,900

Mortgage loan(s) payable                None           None           None    $ 2,419,000    $ 5,569,000

Note payable                            None           None           None           None    $   775,000

Distributions to Limited
  Partners per Unit
  (593,025 Units issued
  and outstanding) (b)           $      3.90    $      6.14    $      2.26           None           None

Return of capital
  to Limited Partners
  per Unit (593,025 Units
  issued and outstanding) (c)    $      3.90    $      4.32    $      0.39           None           None

Other data:
- -----------
Investment in commercial
  rental properties (net of
  accumulated depreciation
  and amortization)              $34,232,400    $37,607,600    $41,405,300    $43,555,100    $50,356,100

- -------  -----------------------------------

                                                  For the Years Ended December 31,
                                 ------------------------------------------------------------------
                                    1995          1994          1993          1992          1991
                                 ----------    ----------    ----------    ----------    ----------
Number of real
  property interests
  owned at December 31                    4             4             5             5             6

         (a) Net income (loss) allocated to Limited Partners for 1993 and 1992 included an extraordinary gain on extinguishment of debt.

         (b) Distributions to Limited Partners per Unit for the years ended December 31, 1994 and 1993 included Sale Proceeds of $2.74 and $1.42, respectively.

         (c) For the purposes of this table, return of capital represents either: the amount by which distributions, if any, exceed net income for each respective year or; total distributions, if any, in years when the Partnership incurs a net loss. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale or Refinancing Proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                                  For the Years Ended December 31,
                                 ------------------------------------------------------------------
                                    1995          1994          1993          1992          1991
                                 ----------    ----------    ----------    ----------    ----------
Cash Flow (as defined
  in the Partnership
  Agreement) (a)                 $2,842,900    $3,112,400    $2,448,300    $2,655,300    $2,265,800

Items of reconciliation:

  Principal payments
    on mortgage loans
    and notes payable                                                                        12,500

  General Partner
    Partnership
    Management Fee                  161,200       174,000       515,400

  Changes in current assets
    and liabilities:

    Decrease (increase)
      in current assets              83,600         1,900       254,500      (175,300)      (92,500)

    Increase (decrease)
      in current liabilities         40,700      (141,100)      132,900       222,600       249,400
                                 ----------    ----------    ----------    ----------    ----------
Net cash provided by
  operating activities           $3,128,400    $3,147,200    $3,351,100    $2,702,600    $2,435,200
                                 ==========    ==========    ==========    ==========    ==========

- -------  -----------------------------------

                                                     For the Years Ended December 31,
                                 --------------------------------------------------------------------------
                                     1995           1994              1993           1992          1991
                                 -----------     -----------       -----------    -----------   ----------
Net cash (used for)
  provided by
  investing activities           $  (412,600)    $ 1,761,300     $(1,773,300)    $(1,027,200)    $(460,000)
                                 ===========     ===========     ===========     ===========     =========

Net cash (used for)
  financing activities           $(2,202,700)    $(3,820,400)    $(1,218,100)    $  (905,600)    $(490,300)
                                 ===========     ===========     ===========     ===========     =========

         (a) Cash Flow is defined in the Partnership Agreement as Partnership revenues earned from operations (excluding tenant deposits and proceeds from the sale, disposition or financing of any Partnership properties or the refinancing of any Partnership indebtedness) minus all expenses incurred (including Operating Expenses, payments of principal (other than balloon payments of principal out of offering proceeds) and interest on any Partnership indebtedness and interest on advances by the General Partner and any reserves of revenues from operations deemed reasonably necessary by the General Partner), except depreciation and amortization expenses and capital expenditures and lease acquisition expenditures. Cash Flow (as defined in the Partnership Agreement) shall include amounts distributed to Limited Partners from funds advanced to the Partnership by the General Partner and the General Partner's Partnership Management Fee.


The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-7 in this report and the supplemental schedule on pages A-8 and A-9.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The ordinary business of the Partnership is expected to pass through its life cycle in three phases: (i) the Offering of Units and Investment in Properties;
(ii) the operation of properties and (iii) the sale or other disposition of properties.

The Partnership commenced the Offering of Units on November 5, 1986 and began operations on December 15, 1986, after achieving the required minimum subscription level. On May 4, 1988, the Offering was Terminated upon the sale of 593,025 Units. From January 1987 to March 1989, the Partnership made one real property investment and purchased 50% interests in three joint ventures and a 75% interest in one joint venture each with Affiliated partnership's. Two of the 50% joint ventures and the 75% joint venture were each formed for the purpose of acquiring a 100% interest in certain real property. The remaining 50% joint venture was formed for the purpose of participating in a mortgage loan investment, which was recognized as of July 1, 1990 as being foreclosed in-substance and was recorded as two real property investments; the Wellington North Office Complex (comprised of three office buildings, "Wellington A, B and C") and the North Valley Office Center (comprised of two office buildings collectively known as "North Valley").

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In 1992 the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle with the disposal of North Valley as a result of a conveyance of title to the mortgage holder in lieu of foreclosure. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Partnership operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives income generated from such real property interests. In addition, as of December 31, 1995, the Partnership, with its respective joint venture partner, have dissolved the 50% joint venture which was originally formed for the purpose of participating in a mortgage loan investment as a result of the sale and/or disposition of the three buildings at Wellington.

The past year was disappointing for most retailers throughout the country. Gross margins and consequently profits were negatively impacted as retailers attempted to turn inventories. The prospects for expansion in 1996 are also minimal, if nonexistent. The poor sales performance of retailers has resulted in less demand for store space, further retailer consolidations and an increased number of bankruptcies. Factors utilized by prospective property purchasers such as higher capitalization and discount rates resulted in lower prices than previously seen in years. In addition, downward pressure on rent, upward pressure on tenant improvement costs and larger reserves for capital expenditures also negatively affected the pricing of retail assets. The Partnership's retail properties, which accounted for 56% of the Partnership's rental revenues for the year ended December 31, 1995, also experienced other issues which have affected the pricing of retail assets. During 1995, Indian Ridge Plaza Shopping Center ("Indian Ridge") was adversely affected by competition in its market area, together with the loss of an anchor tenant through bankruptcy. While this tenant is being replaced, the Partnership will incur tenant improvement costs related to this space and realize less rental revenue per square foot.

The Partnership's two office buildings accounted for the remaining 44% of the Partnership's rental revenues for the year ended December 31, 1995. Several factors have had an effect on operating performance and market values of these properties. While occupancy rates have generally continued to gradually improve, the age of the properties and increased competition from newer buildings with higher vacancy has caused rental rates to either decline or remain relatively stable in most instances. In addition, as further described in the Operations section below, the uncertainty surrounding the health care industry has had an adverse affect on the operating results of Park Plaza Professional Building ("Park Plaza").

The General Partner has historically reviewed significant factors regarding the Partnership's properties to determine that the properties are carried at lower of cost or market, and where appropriate has made value impairment adjustments. These factors include, but are not limited to: 1) recent and/or budgeted operating performance; 2) research of market conditions; 3) economic trends affecting major tenants; 4) economic factors related to the region where the properties are located and 5) when available, recent property appraisals. As a result of the current year review, the Partnership has recorded (losses) for provisions for value impairment totaling $(2,400,000) for the year ended December 31, 1995. Of this amount, $(900,000) relates to one of the Partnership's retail properties and $(1,500,000) relates to the Partnership's two office buildings. For more details related to these provisions, see Note 7 of Notes to Financial Statements. The General Partner will continue to evaluate real estate market conditions affecting each of the Partnership's properties, in its efforts to maximize the realization of proceeds on their eventual disposition. The recording of the provisions for value impairment does not impact cash flows as defined by GAAP or Cash Flow (as defined in the Partnership Agreement).

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 1995, 1994 and 1993. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                          Comparative Operating Results
                                       (a)
                         For the Years Ended December 31,
                         --------------------------------
                            1995       1994       1993
- ---------------------------------------------------------
INDIAN RIDGE PLAZA SHOPPING CENTER
Rental revenues          $1,853,700 $2,147,400 $2,078,200
- ---------------------------------------------------------
Property net income (b)  $  804,300 $1,100,500 $1,089,200
- ---------------------------------------------------------
Average occupancy               89%        98%        96%
- ---------------------------------------------------------
PARK PLAZA PROFESSIONAL BUILDING
Rental revenues          $1,699,200 $1,815,300 $1,889,200
- ---------------------------------------------------------
Property net income (b)  $  395,700 $  483,100 $  577,300
- ---------------------------------------------------------
Average occupancy               87%        89%        93%
- ---------------------------------------------------------
CARROLLTON CROSSROADS SHOPPING CENTER
Rental revenues          $1,164,300 $1,094,800 $1,017,200
- ---------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

                                  Comparative Operating
                                       Results (a)
                                   For the Years Ended
                                       December 31,
                                --------------------------
                                  1995     1994     1993
- -----------------------------------------------------------
Property net income             $627,200 $549,000 $463,400
- -----------------------------------------------------------
Average occupancy                    98%      99%      99%
- -----------------------------------------------------------
3120 SOUTHWEST FREEWAY OFFICE BUILDING
Rental revenues                 $707,200 $713,100 $607,700
- -----------------------------------------------------------
Property net income (loss) (b)  $ 45,100 $ 46,900 $(41,600)
- -----------------------------------------------------------
Average occupancy                    91%      91%      86%
- -----------------------------------------------------------
WELLINGTON NORTH OFFICE COMPLEX (C)
Rental revenues                          $215,400 $497,800
- -----------------------------------------------------------
Property net income (c)                  $  5,300 $ 36,000
- -----------------------------------------------------------
Average occupancy                             (c)      78%
- -----------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense and general and administrative expenses or are related to properties previously owned by the Partnership.
(b) Property net income excludes losses from provisions for value impairment which were included in the Statement of Income and Expenses for the years ended December 31, 1995 and 1994 (see Note 7 of Notes to Financial Statements for additional information).
(c) The joint venture which owned Wellington A, B and C, in which the Partnership had a 50% interest, disposed of Wellington A on March 17, 1993, sold Wellington B on March 23, 1993 and sold Wellington C on June 8, 1994. The property net incomes exclude the results from the sales and/or disposition of these buildings, a portion of which was reported by the Partnership as a provision for value impairment in the Statement of Income and Expenses for the year ended December 31, 1992. The remaining portions of the net losses from these sales and/or dispositions (including an extraordinary gain recognized in 1993 on the extinguishment of debt relating to Wellington A) were reported by the Partnership in the Statements of Income and Expenses as a loss on the sale or disposition of properties in the year of sale or disposition (see Note 6 of Notes to Financial Statements for additional information).

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED DECEMBER 31,
1994
Net income (loss) for the year ended December 31, 1995 changed $(2,033,700) when compared to the year ended December 31, 1994. The effects of losses from provisions for value impairment in 1995 and 1994 and the net loss on the sale of a Partnership property in 1994 had significant impact on the comparison of net income (loss) for the years under comparison. As described above, the Partnership recorded (losses) from provisions for value impairment of $(2,400,000) during 1995. In addition, the Partnership recorded a (loss) from a provision for value impairment of $(500,000) during 1994 as well as a (loss) of $(48,900) on the sale of Wellington C. For further information, see the table above and the notes thereto as well as Notes 6 and 7 of Notes to Financial Statements.

Excluding the effects on net income of the provisions for value impairment and the property sale, net income for the year ended December 31, 1995 decreased $182,600 when compared to the year ended December 31, 1994. The decrease was primarily due to a decrease in operating results of $296,200 and $87,400 at Indian Ridge and Park Plaza, respectively. Partially offsetting the decrease was: 1) an increase in interest income of $96,200 due to an increase in rates available on the Partnership's short-term investments as well as in the funds available for such investments; 2) an increase in operating results of $78,200 at Carrollton Crossroads Shopping Center ("Carrollton") and 3) a decrease in interest expense of $11,900 as a result of a lower average amount outstanding on the loan payable to the General Partner.

For purposes of the following comparative discussion, the operating results of Wellington C have been excluded.

Rental revenues for the year ended December 31, 1995 decreased $346,200, or 6%, when compared to the year ended December 31, 1994. The primary factor which contributed to the decrease in rental revenues was a lower average occupancy rate at Indian Ridge as a result of a major tenant vacating 45,000 square feet of space in July 1995 subsequent to filing for bankruptcy. This leasable square footage accounts for 24% of the total leasable square footage of the building. In addition, starting in December 1995, the other major tenant's lease at Indian Ridge began to pay percentage rent, in lieu of the required base rent, because of the major tenant vacancy. In total, rental revenues at Indian Ridge decreased $293,700 during 1995 when compared to 1994. Affiliates of the General Partner are actively marketing this space and are in negotiations with a prospective major tenant. When, and if, this space becomes occupied by this prospect, or any other prospective tenant, the major tenant currently paying percentage rent at the property will go back to paying the rental rates charged prior to the vacancy. Another contributing factor was the decrease in rental revenues of $116,100 at Park Plaza due to the uncertainties surrounding the health care industry. Over 95% of the leasable square footage at Park Plaza is currently leased to tenants in the health care industry. In order to maintain occupancy levels at Park Plaza, the Partnership in 1994 began to offer to new and renewing tenants reduced lease rates and the use of the current year as a base year for tenant expense reimbursements. Accordingly, rental revenues at Park Plaza have decreased due to the lower average effective rental rate charged to new and renewing tenants and lower tenant expense reimbursements. Rental revenues also decreased at Park Plaza due to a reduction in lease settlement fees received from tenants which in total were $21,300 greater in 1994 than in 1995 and a decrease in the recognition of security deposits as income in 1995. Other factors contributing to the decrease in rental revenues of the Partnership were: 1) the recovery of $22,800 in 1994 of certain tenant receivables which were previously written off as uncollectible at 3120 Southwest Freeway Office Building ("3120 Southwest Freeway"); 2) lower tenant expense reimbursements of $13,800 at Carrollton as a result of an underestimate of prior year reimbursements which were billed in 1994 and 3) a decrease in tenant expense reimbursements of $11,300 at 3120 Southwest Freeway due to lower operating expenses. Partially offsetting the decrease

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED) in rental revenues was an increase of $75,500 in percentage rental income at Carrollton resulting from higher tenant sales which determine the amount of percentage rents to be paid to the Partnership and an increase in the average effective base rental rate charged to new and renewing tenants at 3120 Southwest Freeway.

Real estate tax expense increased $33,900 for the years under comparison primarily due to increases at Park Plaza and 3120 Southwest Freeway as a result of projected increases in assessed property valuations and tax rates and at Carrollton as a result of an underestimate of 1994 taxes which were paid in 1995. Partially offsetting the increase was lower real estate taxes at Indian Ridge due to an overestimate of 1994 real estate taxes paid in 1995.

Property operating expenses decreased $42,300 for the year ended December 31, 1995 when compared to the prior year primarily due to: 1) lower utility costs totaling $45,100 at 3120 Southwest Freeway and Park Plaza; 2) lower property management and leasing fees totaling $25,000 at Indian Ridge, Park Plaza and 3120 Southwest Freeway as a result of lower rental revenues at these properties which determines the amount of property management and leasing fees and 3) lower advertising and promotional fees of $16,900 at Indian Ridge. Partially offsetting the decrease in property operating expenses was: 1) an increase of $26,700 in professional service fees at Indian Ridge; 2) an increase totaling $12,500 in property office expenses primarily as a result of the purchase of new personal computers, printers and software at Park Plaza and 3120 Southwest Freeway and 3) higher security expenses at both Park Plaza and 3120 Southwest Freeway totaling $3,700.

Insurance expense decreased $9,100 for the year ended December 31, 1995 when compared to the prior year. The decrease was primarily due to lower group rates on the Partnership's combined insurance coverage as a result of a minimal amount of claims made over the past several years.

Repairs and maintenance expense decreased $5,200 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The decrease was primarily due to: 1) decreases of $22,900 and $8,900 in personnel costs at Park Plaza and Indian Ridge, respectively; 2) decreases of $9,000 and $6,100 at Indian Ridge and 3120 Southwest Freeway, respectively, for the cleaning, repairing and restriping of the parking lots; 3) the absence of the 1994 cost of $6,400 to paint the interior space of a major tenant at Carrollton and 4) lower snow removal costs of $5,100 at Indian Ridge in 1995. Partially offsetting the decrease was: 1) an increase of $30,100 in expenditures made at Indian Ridge in order to enhance the outside appearance of the building including painting, roof restoration and landscaping; 2) an increase of $6,200 and $6,000 at 3120 Southwest Freeway and Park Plaza, respectively, for the repair and maintenance of the heating, ventilating and air conditioning systems and 3) an increase of $10,000 at 3120 Southwest Freeway primarily as a result of some window maintenance and replacement.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1994 TO THE YEAR ENDED DECEMBER 31,
1993
Net income for the Partnership decreased $374,100 for the year ended December 31, 1994 when compared to the year ended December 31, 1993. The decrease was primarily due to a provision for value impairment of $500,000 recorded for the year ended December 31, 1994 for Park Plaza. Net income, exclusive of the provision for value impairment, increased $125,900 for the year ended December 31, 1994 when compared to the year ended December 31, 1993. The increase was primarily due to: 1) improved operating results totaling $185,400 at 3120 Southwest Freeway, Carrollton and Indian Ridge; 2) an increase in interest income of $85,400 due to an increase in rates and funds available on the Partnership's short-term investments and 3) lower general and administrative expenses of $48,500 primarily due to Indiana state sales taxes being assessed to the Partnership in 1993 for the tax years 1989, 1990 and 1992. Partially offsetting the increase was: 1) a decrease of $94,200 in operating results at Park Plaza; 2) decreased operations of $30,700 at Wellington as a result of the sale of the last office building at the property in June 1994 and 3) an increase in interest expense of $22,300 as a result of an increase in the average amount outstanding on the loan payable to the General Partner.

For purposes of the following comparative discussion, the operating results of Wellington A, B and C have been excluded.

Rental revenues for the year ended December 31, 1994 increased $178,300, or 3%, when compared to the year ended December 31, 1993. The increase in rental revenues was primarily due to: 1) the expansion of a major tenant's leasable square footage at Carrollton in May 1993 from 87,092 square feet to 124,128 square feet which represented a 14% increase in the total square footage of the property; 2) increases in the base rental rate charged to new and renewing tenants and in the average occupancy rate at 3120 Southwest Freeway and Indian Ridge; 3) an increase totaling $61,500 in tenant expense reimbursements at 3120 Southwest Freeway, Carrollton and Indian Ridge; 4) the collection of certain tenant receivables which were previously written off as uncollectible at 3120 Southwest Freeway as well as a decrease in the tenant receivables written off as uncollectible at Indian Ridge during 1995 as compared to 1994 and 5) an increase in the amount of lease settlement fees received at Park Plaza. Partially offsetting the increase was a decrease in tenant expense reimbursements and parking income as well as a lower average occupancy rate at Park Plaza.

Property operating expenses decreased $68,100 for the year ended December 31, 1994 when compared to the prior year primarily due to: 1) a decrease totaling $42,200 in professional service fees at all of the Partnership's properties; 2) a decrease of $18,600 in property management and leasing fees at Park Plaza; 3) a decrease of $16,400 in utility costs at Park Plaza and 4) a decrease of $10,000 and $4,800 in advertising and promotional costs at Park Plaza and 3120 Southwest Freeway, respectively. Partially offsetting the decrease was increased advertising and promotional costs at Indian Ridge and increased property management and leasing fees at 3120 Southwest Freeway.

Real estate tax expense decreased $15,600 between the years under comparison primarily due to a decrease of $14,200 at 3120 Southwest Freeway as a result of the 1994 receipt of a 1993 refund and a decrease in the 1994 assessment, and a decrease of $12,500 at Carrollton as a result of an underestimate of 1992 real estate taxes which were paid in 1993. Partially offsetting the decrease was increases of $6,700 and $4,400 at Indian Ridge and Park Plaza, respectively, due to tax rate increases.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)
Depreciation and amortization expense increased $125,800 for the years under comparison. The increase was due to the fact that the periodic depreciation and amortization expense for depreciable and amortizable assets placed in service during 1994 exceeded the periodic depreciation and amortization expense for certain assets for which the depreciable and amortizable lives expired during 1994.

Repairs and maintenance expense increased $7,200 for the year ended December 31, 1994 when compared to the prior year. The increase was primarily due to: 1) an increase in 1994 snow removal costs at Indian Ridge; 2) the painting of a major tenant's space at Carrollton, as previously discussed; 3) an increase in expenditures made at Indian Ridge in order to enhance the inside appearance of the building; 4) expenditures at 3120 Southwest Freeway to install a new fire alarm system and 5) expenditures to repair, maintain and restripe the parking lots at 3120 Southwest Freeway and Indian Ridge. Partially offsetting the increase was the extensive parking lot repairs at Carrollton during 1993.

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenant leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers;
5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

The rate of inflation has remained relatively stable during the years under comparison and has had a minimal impact on the operating results of the Partnership. The nature of various tenant lease clauses protects the Partnership, to some extent, from increases in the rate of inflation. Certain of the lease clauses provide for the following: (1) annual rent increases based on the Consumer Price Index or graduated rental increases; (2) percentage rentals at shopping centers, for which the Partnership receives as additional rent a percentage based on a tenant's sales over predetermined breakeven amounts and (3) total or partial tenant reimbursement of property operating expenses (e.g., common area maintenance, real estate taxes, etc.).

LIQUIDITY AND CAPITAL RESOURCES
A primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flows as defined by GAAP, since certain items are treated differently under the Partnership Agreement than under GAAP. The General Partner believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flow as defined by GAAP. The table in Item 6. Selected Financial Data of this report includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as defined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

The decrease in Cash Flow (as defined in the Partnership Agreement) of $269,500 for the year ended December 31, 1995 when compared to year ended December 31, 1994 was primarily due to the decrease in net income, exclusive of depreciation and amortization expense, the provisions for value impairment and the 1994 loss on the sale of Wellington C, partially offset by a decrease of $12,800 in the General Partner's Partnership Management Fee.

The increase in the Partnership's cash position as of December 31, 1995 when compared to December 31, 1994 was primarily the result of net cash provided by operating activities exceeding distributions paid to Partners and expenditures for capital and tenant improvements and leasing costs. Liquid assets of the Partnership as of December 31, 1995 were comprised of undistributed cash from operations retained for working capital purposes.

Net cash provided by operating activities continues to be a primary source of funds to the Partnership. Net cash provided by operating activities decreased slightly from $3,147,200 for the year ended December 31, 1994 to $3,128,400 for the year ended December 31, 1995. The decrease was primarily due to decreases in cash provided by operating activities from Indian Ridge and Park Plaza as well as the absence of the 1994 operating activities from Wellington C, partially offset by increases in the cash provided by operating activities from Carrollton and 3120 Southwest Freeway as well as the increase in interest income, as previously discussed.

Net cash (used for) provided by investing activities changed to $(412,600) for the year ended December 31, 1995 when compared to $1,761,300 for the year ended December 31, 1994. The change was primarily due to the sale proceeds received in 1994 from the sale of Wellington C. In addition, the Partnership maintains working capital reserves to pay for capital expenditures, such as building and tenant improvements and leasing costs. During the year ended December 31, 1995, the Partnership spent $412,600 for capital and tenant improvements and leasing costs and has budgeted to spend approximately $650,000 during the year ending December 31, 1996. This budgeted amount relates to anticipated capital and tenant improvements and leasing costs of approximately: 1) $375,000 at Park Plaza; 2) $100,000 at 3120 Southwest Freeway; 3) $100,000 at Indian Ridge and
4) $75,000 at Carrollton. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain the occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining properties for eventual disposition.

Net cash (used for) financing activities changed from $(3,820,400) for the year ended December 31, 1994 to $(2,202,700) for the year ended December 31, 1995 primarily due to a decrease in the payment of cash distributions to Limited Partners as a result of the distribution in 1994 of Sale Proceeds from the sale of Wellington C.

The General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. As a result of this, cash continues to be retained to supplement working capital reserves. For the year

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED) ended December 31, 1995, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves was $530,100.

Distributions to Limited Partners for the quarter ended December 31, 1995 were declared in the amount of $1.05 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amount and/or availability of cash for future distributions to Partners.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -------  -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
- -------  -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- --------  --------------------------------------------------

(a)  DIRECTORS
     ---------

     The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The Directors of FCFC, as of March 29, 1996, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1996.

           Name                                                  Office
           ----                                                  ------
     Samuel Zell........................................  Chairman of the Board
     Douglas Crocker II.................................  Director
     Sheli Z. Rosenberg.................................  Director
     Sanford Shkolnik...................................  Director

     Samuel Zell, 54, has been a Director of the General Partner since 1983 (Chairman of the Board since December 1985) and is Chairman of the Board of Great American Management and Investment, Inc. ("Great American"). Mr. Zell is also Chairman of the Board of Equity Financial and Management Company ("EFMC") and Equity Group Investments, Inc. ("EGI"), and is a trustee and beneficiary of a general partner of Equity Holdings Limited, an Illinois Limited Partnership, a privately owned investment partnership. He is also Chairman of the Board of Directors of Anixter International Inc., Falcon Building Products, Inc. and American Classic Voyages Co. He is Chairman of the Board of Trustees of Equity Residential Properties Trust. He is a director of Quality Food Centers, Inc. and Sealy Corporation. He is Chairman of the Board of Directors and Chief Executive Officer of Capsure Holdings Corp. and Manufactured Home Communities, Inc. and Co-Chairman of the Board of Revco D.S., Inc. Mr. Zell was President of Madison Management Group, Inc. ("Madison") prior to October 4, 1991. Madison filed for protection under the Federal bankruptcy laws on November 8, 1991.

     Douglas Crocker II, 55, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been an Executive Vice President of EFMC since November 1992. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. He was President of Republic Savings Bank, F.S.B. ("Republic") from 1989 to June, 1992 at which time the Resolution Trust Company took control of Republic. Mr. Crocker is a member of the Board of Directors of Horizon Group, Inc.

     Sheli Z. Rosenberg, 54, was President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and has been a Director of the General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of EFMC and EGI since November 1994; has been a Director of Great American since June 1984 and is a Director of various subsidiaries of Great American. She is also a Director of Anixter International Inc., Capsure Holdings Corp., American Classic Voyages Co., Falcon Building Products, Inc., Jacor Communications, Inc., Revco D.S., Inc., Sealy Corporation and CFI Industries, Inc. She was Chairman of the Board from January 1994 to September 1994; Co-Chairman of the Board from September 1994 until March 1995 of CFI Industries, Inc. She is also a trustee of Equity Residential Properties Trust. Ms. Rosenberg is a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the General Partner and certain of their Affiliates. Ms. Rosenberg was Vice President of Madison prior to October 4, 1991. Madison filed for protection under the Federal bankruptcy

- -------- --------------------------------------------------------------

(a)  DIRECTORS - (continued)
     -----------------------

     laws on November 8, 1991. She has been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987. Benefit Administrators filed for protection under the Federal bankruptcy laws on January 3, 1995.

     Sanford Shkolnik, 57, has been a Director of the General Partner since December 1985. Mr. Shkolnik has been Executive Vice President of EFMC since 1976. He is Chairman of the Board and Chief Executive Officer of SC Management, Inc., which is general partner of Equity Properties and Development Limited Partnership, a nationally ranked shopping center management company.

(b,c & e) EXECUTIVE OFFICERS
          ------------------

     The Partnership does not have any executive officers. The executive officers of the General Partner as of March 29, 1996 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

            Name                                         Office
            ----                                         ------
     Douglas Crocker II.................  President and Chief Executive Officer
     Arthur A. Greenberg................  Senior Vice President
     Norman M. Field....................  Vice President - Finance and Treasurer

     PRESIDENT AND CEO - See Table of Directors above.

     Arthur A. Greenberg, 55, has been Senior Vice President of the General Partner since August 1986. Mr. Greenberg was Executive Vice President and Chief Financial Officer of Great American from December 1986 to March 1995. Mr. Greenberg also is an Executive Vice President of EFMC since 1971, and President of Greenberg & Pociask, Ltd. He is Senior Vice President since 1989 and Treasurer since 1990 of Capsure Holdings Corp. Mr. Greenberg is a Director of American Classic Voyages Co. and Chairman of the Board of Firstate Financial A Savings Bank. Mr. Greenberg was Vice President of Madison prior to October 4, 1991. Madison filed for protection under the Federal bankruptcy laws on November 8, 1991.

     Norman M. Field, 47, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President and Treasurer of Great American from July 1983 until March 1995. Mr. Field has been Treasurer of Benefit Administrators since July 22, 1987. He also served as Vice President of Madison until October 4, 1991. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995. Equality was sold in April 1995.

(d)  FAMILY RELATIONSHIPS
     --------------------

     There are no family relationships among any of the foregoing directors and officers.

(f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
     ----------------------------------------

     With the exception of the bankruptcy matters disclosed under Items 10 (a),
     (b), (c) and (e), there are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11. EXECUTIVE COMPENSATION
- -------- ----------------------

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1995. However, the General Partner and its Affiliates do compensate its directors and officers. For additional information see Item 13 (a) Certain Relationships and Related Transactions.

(e) None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -------- --------------------------------------------------------------

(a) As of March 1, 1996, no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's 593,025 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1996, the executive officers and directors of the General Partner, as a group, did not own any Units.

(c) None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------- ----------------------------------------------

(a) Certain Affiliates of the General Partner provide leasing, supervisory and property management services to the Partnership. Compensation for these property management services may not exceed 6% of the gross receipts from the property being managed where the General Partner or Affiliates provide leasing, re-leasing and leasing related services, or 3% of gross receipts where the General Partner or Affiliates do not perform leasing, re-leasing and leasing related services for a particular property. For the year ended December 31, 1995, these Affiliates were entitled to leasing, supervisory and property management fees of $326,400. In addition, other Affiliates of the General Partner were entitled to receive $100,900 for fees and reimbursements from the Partnership for insurance, personnel and other services. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. A total of $68,800 of these amounts was due to Affiliates as of December 31, 1995.

As of December 31, 1995, $40,200 was due to the General Partner for real estate commissions earned in connection with the disposition and sale of Partnership property. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until such time as the Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to Limited Partners) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner shall be entitled to receive subsequent to May 4, 1988, the Termination of the Offering, a Partnership Management Fee payable annually within 60 days following the last day of each fiscal year, which shall be an amount equal to the lesser of (i) 0.5% of the net value of the Partnership's assets as of the end of such fiscal year reflected on the Certificate of Value furnished to the Limited Partners, plus, to the extent the Partnership Management Fee paid in any prior year was less than 0.5% of the net value of the Partnership's assets in such prior year, the amount of such deficit, or (ii) an amount equal to the difference between 10% of the Partnership's aggregate Cash Flow (as defined in the Partnership Agreement) for the period from the Commencement of Operations to the end of the fiscal year for which such Partnership Management Fee is payable, and the aggregate amount

- -------- ----------------------------------------------------------

previously paid to the General Partner as a Partnership Management Fee. In addition, Sale Proceeds are distributed: first, 75% to all Limited Partners and 25% to the General Partner until the earlier of (i) receipt by Limited Partners of cumulative distributions of Sale Proceeds in an amount equal to 100% of their Original Capital Contribution, or (ii) receipt by the General Partner of cumulative distributions of Sale Proceeds sufficient to repay all outstanding advances to the Partnership from the General Partner; thereafter, to the General Partner, until all outstanding advances, if any, to the Partnership from the General Partner have been repaid; thereafter, to the Limited Partners, until they have received cumulative distributions of Sale Proceeds in an amount equal to 100% of their Original Capital Contribution, plus an amount (including Cash Flow (as defined in the Partnership Agreement)) equal to a cumulative return of 6% per annum simple interest on their Capital Investment from their investment date in the Partnership; thereafter, 85% to all Limited Partners; and 15% to the General Partner, provided, however, that no distribution of the General Partner's share of Sale Proceeds shall be made until Limited Partners have received the greater of (i) Sale Proceeds plus Cash Flow (as defined in the Partnership Agreement) previously received in excess of the Preferred Return equal to 125% of the Limited Partners' Original Capital Contribution, or (ii) Sale Proceeds plus all Cash Flow (as defined in the Partnership Agreement) previously received equal to their Original Capital Contribution plus a 10% per annum simple interest return on their Capital Investment from the date of investment.

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) shall be allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 15% to the General Partner and 85% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1995, the General Partner was entitled to a Partnership Management Fee of $161,200 and allocated Net Profits of $137,200, which included a (loss) from provisions for value impairment of $(24,000).

In accordance with the Partnership Agreement, the General Partner made advances to the Partnership in cumulative amounts equal to the Acquisition Fees and the Partnership Management Fees which were paid to the General Partner or its Affiliates for distribution to the Limited Partners on a pro rata basis to the extent that Cash Flow (as defined in the Partnership Agreement) was less than sufficient to distribute cash in amounts equal to the Limited Partners' Preferred Return (7.5% per annum noncompounding cumulative return on the Limited Partners' Capital Investment); provided, however, that the maximum amount which shall be advanced to the Partnership by the General Partner for

- -------- ----------------------------------------------------------

distribution to the Limited Partners shall be the amount of Acquisition Fees and Partnership Management Fees actually paid to the General Partner or its Affiliates. Amounts advanced shall bear interest at the rate of 8.5% per annum simple interest, payable monthly. Repayment of amounts advanced shall be made only from Cash Flow (as defined in the Partnership Agreement) if and to the extent it is more than sufficient to distribute cash to the Limited Partners in amounts equal to the Limited Partners' Preferred Return and from Sale Proceeds to the extent permitted by the Partnership Agreement. For the year ended December 31, 1995, the Partnership was required to pay $349,800 in interest on this loan payable. As of December 31, 1995 the outstanding loan payable and the interest expense due to the General Partner was $4,085,700 and $29,900, respectively.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Sheli Z. Rosenberg, President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and a director of the General Partner since December 1983, is a Principal of Rosenberg. For the year ended December 31, 1995, Rosenberg was entitled to $47,300 for legal fees from the Partnership. As of December 31, 1995, all fees due to Rosenberg have been paid. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons.

(c) No management person is indebted to the Partnership.

(d) None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- -------- ----------------------------------------------------------------

(a,c & d) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 1995.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 4

                          BY: FIRST CAPITAL FINANCIAL CORPORATION
                              GENERAL PARTNER


Dated: March 29, 1996     By: /s/ DOUGLAS CROCKER II
      -----------------      -----------------------------------------
                                  DOUGLAS CROCKER II
                               President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    /s/ SAMUEL ZELL               March 29, 1996    Chairman of the Board
- ----------------------------      --------------    and Director of the
        SAMUEL ZELL                                 General Partner


    /s/ DOUGLAS CROCKER II        March 29, 1996    President, Chief Executive
- ----------------------------      --------------    Officer and Director of the
        DOUGLAS CROCKER II                          General Partner


    /s/ SHELI Z. ROSENBERG        March 29, 1996    Director of the General
- ----------------------------      --------------    Partner
        SHELI Z. ROSENBERG


    /s/ SANFORD SHKOLNIK          March 29, 1996    Director of the General
- ----------------------------      --------------    Partner
        SANFORD SHKOLNIK


    /s/ NORMAN M. FIELD           March 29, 1996    Vice President - Finance
- ----------------------------      --------------    and Treasurer
        NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT


                                                             Pages
                                                         -------------

Report of Independent Auditors                               A - 2

Balance Sheets as of December 31, 1995 and 1994              A - 3

Statements of Partners' Capital for the Years
  Ended December 31, 1995, 1994, and 1993                    A - 3

Statements of Income and Expenses for the Years
  Ended December 31, 1995, 1994, and 1993                    A - 4

Statements of Cash Flows for the Years Ended
  December 31, 1995, 1994, and 1993                          A - 4

Notes to Financial Statements                            A - 5 to A - 7


                     SCHEDULE FILED AS PART OF THIS REPORT

III - Real Estate and Accumulated Depreciation
      as of December 31, 1995                            A - 8 and A - 9


All other schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto.

                     EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4) First Amended and Restated Certificate and Agreement of Limited Partnership as set forth on pages A-1 through A-32 of the Partnership's definitive Prospectus dated November 5, 1986 on Form S-11 Registration No. 33-06149, filed pursuant to Rule 424(b), is incorporated herein by reference.

EXHIBIT (13) Annual Report to Security Holders
- ------------

The 1994 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27) Financial Data Schedule
- ------------

                        REPORT OF INDEPENDENT AUDITORS



Partners
First Capital Institutional Real Estate, Ltd. - 4
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Institutional Real Estate, Ltd. - 4 as of December 31, 1995 and 1994, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1995, and the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Institutional Real Estate, Ltd. - 4 at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                Ernst & Young LLP


Chicago, Illinois
March 1, 1996

BALANCE SHEETS
December 31, 1995 and 1994
(All dollars rounded to nearest 00s)

                                                    1995         1994
- --------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $ 5,050,400  $ 5,550,400
 Buildings and improvements                       38,273,000   39,760,400
- --------------------------------------------------------------------------
                                                  43,323,400   45,310,800
 Accumulated depreciation and amortization        (9,091,000)  (7,703,200)
- --------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                   34,232,400   37,607,600
Cash and cash equivalents                          4,655,200    4,142,100
Restricted certificates of deposit                    62,500       62,500
Rents receivable                                     225,100      298,100
Other assets                                          53,600       65,000
- --------------------------------------------------------------------------
                                                 $39,228,800  $42,175,300
- --------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Loan payable to General Partner                 $ 4,085,700  $ 3,911,700
 Accounts payable and accrued expenses               732,100      661,700
 Due to Affiliates                                   138,900      150,800
 Security deposits                                    92,600      101,100
 Distributions payable                               783,900      678,100
 Other liabilities                                    61,400       79,200
- --------------------------------------------------------------------------
                                                   5,894,600    5,582,600
- --------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner                                    (270,300)    (246,300)
 Limited Partners (593,025 Units issued and
  outstanding)                                    33,604,500   36,839,000
- --------------------------------------------------------------------------
                                                  33,334,200   36,592,700
- --------------------------------------------------------------------------
                                                 $39,228,800  $42,175,300
- --------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1995, 1994 and 1993
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
- -------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1,
 1993                                      $(241,100) $39,632,100  $39,391,000
Net income for the year ended December
 31, 1993                                    515,700    1,107,600    1,623,300
Distributions for the year ended December
 31, 1993                                   (515,400)  (1,340,200)  (1,855,600)
- -------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1993                                       (240,800)  39,399,500   39,158,700
Net income for the year ended December
 31, 1994                                    168,500    1,080,700    1,249,200
Distributions for the year ended December
 31, 1994                                   (174,000)  (3,641,200)  (3,815,200)
- -------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1994                                       (246,300)  36,839,000   36,592,700
Net income (loss) for the year ended
 December 31, 1995                           137,200     (921,700)    (784,500)
Distributions for the year ended December
 31, 1995                                   (161,200)  (2,312,800)  (2,474,000)
- -------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1995                                      $(270,300) $33,604,500  $33,334,200
- -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1995, 1994 and 1993
(All dollars rounded to nearest 00s except per Unit amounts)

                                              1995        1994       1993
- -----------------------------------------------------------------------------
Income:
 Rental                                    $5,424,400  $5,986,000 $6,090,100
 Interest                                     266,300     170,100     84,700
- -----------------------------------------------------------------------------
                                            5,690,700   6,156,100  6,174,800
- -----------------------------------------------------------------------------
Expenses:
 Interest on loan payable to General
  Partner                                     349,800     361,700    339,400
 Depreciation and amortization              1,388,600   1,488,300  1,374,500
 Property operating:
  Affiliates                                  371,300     375,700    441,200
  Nonaffiliates                               602,300     695,300    814,500
 Real estate taxes                            619,300     625,900    658,000
 Insurance--Affiliate                          58,300      70,300     75,600
 Repairs and maintenance                      512,500     564,300    657,400
 General and administrative:
  Affiliates                                   43,500      36,300     25,500
  Nonaffiliates                               129,600     140,200    199,500
 Loss on sale or disposition of properties                 48,900  1,429,900
 Provisions for value impairment            2,400,000     500,000
- -----------------------------------------------------------------------------
                                            6,475,200   4,906,900  6,015,500
- -----------------------------------------------------------------------------
Net (loss) income before extraordinary
 gain on extinguishment of debt              (784,500)  1,249,200    159,300
Extraordinary gain on extinguishment of
 debt                                                              1,464,000
- -----------------------------------------------------------------------------
Net (loss) income                          $ (784,500) $1,249,200 $1,623,300
- -----------------------------------------------------------------------------
Net income allocated to General Partner    $  137,200  $  168,500 $  515,700
- -----------------------------------------------------------------------------
Net (loss) income allocated to Limited
 Partners                                  $ (921,700) $1,080,700 $1,107,600
- -----------------------------------------------------------------------------
Net (loss) income before extraordinary
 gain on extinguishment of debt allocated
 to Limited Partners per Unit (593,025
 Units issued and outstanding)             $    (1.55) $     1.82 $    (0.58)
- -----------------------------------------------------------------------------
Net (loss) income allocated to Limited
 Partners per Unit (593,025 Units issued
 and outstanding)                          $    (1.55) $     1.82 $     1.87
- -----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1995, 1994 and 1993
(All dollars rounded to nearest 00s)

                                             1995         1994         1993
- --------------------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss) income                        $  (784,500) $ 1,249,200  $ 1,623,300
 Adjustments to reconcile net (loss)
  income to net cash provided by
  operating activities:
  Depreciation and amortization             1,388,600    1,488,300    1,374,500
  Loss on sale or disposition of
   properties                                               48,900    1,429,900
  Provisions for value impairment           2,400,000      500,000
  Extraordinary (gain) on extinguishment
   of debt                                                           (1,464,000)
  Changes in assets and liabilities:
  Decrease (increase) in rents
   receivable                                  73,000       (1,600)     218,400
  Decrease in other assets                     10,600        3,500       36,100
  Increase (decrease) in accounts
   payable and accrued expenses                70,400     (176,900)     156,200
  (Decrease) increase in due to
   Affiliates                                 (11,900)      25,500      (16,900)
  (Decrease) increase in other
   liabilities                                (17,800)      10,300       (6,400)
- --------------------------------------------------------------------------------
   Net cash provided by operating
    activities                              3,128,400    3,147,200    3,351,100
- --------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from the sale or disposition
  of properties                                          2,168,300      840,000
 Payments for capital and tenant
  improvements                               (412,600)    (407,000)  (2,613,300)
- --------------------------------------------------------------------------------
   Net cash (used for) provided by
    investing activities                     (412,600)   1,761,300   (1,773,300)
- --------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners            (2,368,200)  (3,777,000)  (1,215,700)
 (Decrease) in security deposits               (8,500)     (17,200)      (2,400)
 Proceeds from (net repayment of) loan
  payable to General Partner                  174,000      (26,200)
- --------------------------------------------------------------------------------
Net cash (used for) financing activities   (2,202,700)  (3,820,400)  (1,218,100)
- --------------------------------------------------------------------------------
Net increase in cash and cash
 equivalents                                  513,100    1,088,100      359,700
Cash and cash equivalents at the
 beginning of the year                      4,142,100    3,054,000    2,694,300
- --------------------------------------------------------------------------------
Cash and cash equivalents at the end of
 the year                                 $ 4,655,200  $ 4,142,100  $ 3,054,000
- --------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the year            $   348,500  $   361,900  $   339,400
- --------------------------------------------------------------------------------

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

Preparation of the Partnership's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial statements include the Partnership's 50% interest in two joint ventures and a 75% interest in another joint venture with Affiliated partnerships. These joint ventures were formed for the purpose of each acquiring a 100% interest in certain real property and are operated under the common control of the General Partner. In addition, the 1993 and 1994 financial statements included the Partnership's 50% interest in a joint venture with an Affiliated partnership. This joint venture was formed for the purpose of participating in a mortgage loan investment, which was subsequently foreclosed in-substance and recorded as two real property investments, and was operated under the common control of the General Partner prior to the sales and/or disposition of the property investments in 1993 and 1994. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and capital was included in the financial statements.

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

Commercial rental properties are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over their estimated useful lives. Lease acquisition fees are recorded at cost and amortized over the life of the lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated over the estimated life of the improvements.

The General Partner periodically reviews significant factors regarding the properties to determine that the properties are carried at the lower of cost or fair market value. These factors include, but are not limited to, the General Partner's experience in the real estate industry, an evaluation of recent operating performance against expected results, economic trends or factors affecting major tenants or the regions in which the properties are located, and where available, information included in recent appraisals of properties.

Based on this analysis, where it is anticipated that the carrying value of an investment property will not be recovered, the General Partner has deemed it appropriate to reduce the basis of the properties for financial reporting purposes to fair market value. Such fair market value is the General Partner's best estimate of the amounts expected to be realized were such properties sold as of the Balance Sheet date, based upon current information available. The ultimate realization may differ from these amounts. Provisions, where applicable, are reflected in the accompanying Statements of Income and Expenses in the year such evaluations have been made. For additional information see
Note 7.

Property sales or dispositions are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on sale or disposition is recognized in accordance with generally accepted accounting principles.

Cash equivalents are considered all highly liquid investments with an original maturity of three months or less when purchased.

The Partnership's financial statements include financial instruments, including receivables, trade liabilities and the loan payable to the General Partner. The fair value of financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 1995 and 1994.

Certain reclassifications have been made to the previously reported 1994 and 1993 statements in order to provide comparability with the 1995 statements. These reclassifications have no effect on net income (loss) or Partners' (deficit) capital.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner shall be entitled to receive subsequent to May 4, 1988, the Termination of the Offering, a Partnership Management Fee payable annually within 60 days following the last day of each fiscal year, which shall be an amount equal to the lesser of (i) 0.5% of the net value of the Partnership's assets as of the end of such fiscal year reflected on the Certificate of Value furnished to the Limited Partners, plus, to the extent the Partnership Management Fee paid in any prior year was less than 0.5% of the net value of the Partnership's assets in such prior year, the amount of such deficit, or (ii) an amount equal to the difference between 10% of the Partnership's aggregate Cash Flow (as defined in the Partnership Agreement) for the period from the Commencement of Operations to the end of the fiscal year for which such Partnership Management Fee is payable, and the aggregate amount previously paid to the General Partner as a Partnership Management Fee. In addition, Sale Proceeds are distributed: first, 75% to all Limited Partners and 25% to the General Partner until the earlier of
(i) receipt by Limited Partners of cumulative distributions of Sale Proceeds in an amount equal to 100% of their Original Capital Contribution, or (ii) receipt by the General Partner of cumulative distributions of Sale Proceeds sufficient to repay all outstanding advances to the Partnership from the General Partner; thereafter, to the General Partner, until all outstanding advances, if any, to the Partnership from the General Partner have been repaid; thereafter, to the Limited Partners, until they have received cumulative distributions of Sale Proceeds in an amount equal to 100% of their Original Capital Contribution, plus an amount (including Cash Flow (as defined in the Partnership Agreement)) equal to a cumulative return of 6% per annum simple interest on their Capital Investment from their investment date in the Partnership; thereafter, 85% to all Limited Partners; and 15% to the General Partner, provided, however, that no distribution of the General Partner's share of Sale Proceeds shall be made until Limited Partners have received the greater of (i) Sale Proceeds plus Cash Flow (as defined in the Partnership Agreement) previously received in excess of the Preferred Return equal to 125% of the Limited Partners' Original Capital Contribution, or (ii) Sale Proceeds plus all Cash Flow (as defined in the Partnership Agreement) previously received equal to their Original Capital Contribution plus a 10% per annum simple interest return on their Capital Investment from the date of investment.

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) shall be allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 15% to the General Partner and 85% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1995, the General Partner was entitled to a Partnership Management Fee of $161,200 and allocated Net Profits of $137,200, which included a (loss) from provisions for value impairment of $(24,000). For the year ended December 31, 1994, the General Partner was entitled to a Partnership Management Fee of $174,000 and allocated Net Profits of $168,500, which included a (loss) from the sale of a Partnership property of $(500) and a (loss) from a provision for value impairment of $(5,000). For the year ended December 31, 1993, the General Partner was entitled to a Partnership Management Fee of $515,400 and allocated Net Profits of $515,700, which included (losses) on the sale and disposition of Partnership properties of $(14,300) and an extraordinary gain on extinguishment of debt of $14,600.

In accordance with the Partnership Agreement, the General Partner made advances to the Partnership in cumulative amounts equal to the Acquisition Fees and the Partnership Management Fees which were paid to the General Partner or its Affiliates for distribution to the Limited Partners on a pro rata basis to the extent that Cash Flow (as defined in the Partnership Agreement) was less than sufficient to distribute cash in amounts equal to the Limited Partners' Preferred Return (7.5% per annum noncompounding cumulative return on the Limited Partners' Capital Investment); provided, however, that the maximum amount which shall be advanced to the Partnership by the General Partner for distribution to the Limited Partners shall be the amount of Acquisition Fees and Partnership Management Fees actually paid to the General Partner or its Affiliates. Amounts advanced shall bear interest at the rate of 8.5% per annum simple interest, payable monthly. Repayment of amounts advanced shall be made only from Cash Flow (as defined in the Partnership Agreement) if and to the extent it is more than sufficient to distribute cash to the Limited Partners in amounts equal to the Limited Partners' Preferred Return and from Sale Proceeds to the extent permitted in the Partnership Agreement. As of December 31, 1995, the Partnership has drawn $4,085,700, which represents the total amount of the General Partner's current commitment.

Fees and reimbursements paid and payable by the Partnership to Affiliates were as follows:

                                    For the Years Ended December 31,
                         ------------------------------------------------------
                                1995              1994              1993
                         ------------------ ----------------- -----------------
                           Paid    Payable    Paid   Payable    Paid   Payable
- -------------------------------------------------------------------------------
Property management and
 leasing fees            $ 343,100 $ 60,200 $310,800 $ 76,900 $397,400 $ 39,700
Real estate commissions
 (a)                          None   40,200     None   40,200     None   40,200
Interest expense on
 loan payable to
 General Partner           348,500   29,900  361,900   28,600  339,400   28,800
Reimbursement of
 property insurance
 premiums, at cost          58,300     None   67,600     None   72,700     None
Reimbursement of
 expenses, at cost:
 --Accounting               20,200    6,700   18,600    3,100   18,700    2,600
 --Investor
  communication             18,000    1,900   13,900    2,000    8,700    1,200
 --Legal                    47,300     None   48,500     None   65,600   12,800
 --Other                       900     None     None     None     None     None
- -------------------------------------------------------------------------------
                         $ 836,300 $138,900 $821,300 $150,800 $902,500 $125,300
- -------------------------------------------------------------------------------

(a) As of December 31, 1995, $40,200 was due to the General Partner for real estate commissions earned in connection with the disposition of certain Partnership properties. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until such time as the Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to Limited Partners) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

On-site property management for the Partnership's properties is provided by Affiliates of the General Partner for fees ranging from 3% to 6% of gross rents received from the properties.

3. RESTRICTED CERTIFICATES OF DEPOSIT:

Restricted certificates of deposit include a negotiable certificate of deposit of $37,500, which has been pledged as collateral for security deposits to the Houston Lighting & Power Company, and $25,000, which has been pledged as collateral for security deposits to the Florida Lighting & Power Company.

4. FUTURE MINIMUM RENTALS:

The Partnership's share of future minimum rental income due on noncancelable leases as of December 31, 1995 was as follows:

                    1996        $ 3,697,300
                    1997          3,005,700
                    1998          2,140,900
                    1999          1,527,600
                    2000          1,207,800
                    Thereafter    5,110,900
                             --------------
                                $16,690,200
                             --------------

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from operating expense and real estate tax expense reimbursements and percentage rents. Percentage rents earned for the years ended December 31, 1995, 1994 and 1993 were $84,300, $7,500 and $6,400, respectively.

5. INCOME TAX:

The Partnership utilizes the accrual basis of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from income tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income and the Partnership's provisions for value impairment. The net effect of these accounting differences for the year ended December 31, 1995 was that the income for tax reporting purposes was greater than the net loss for financial statement purposes by $2,733,000. The aggregate cost of commercial rental properties for federal income tax purposes at December 31, 1995 was $46,223,400.

6. PROPERTY SALES AND DISPOSITIONS:

On June 8, 1994, Farmington Hills Associates ("FHA"), the joint venture which owned North Valley Office Center and Wellington North Office Complex ("Wellington A, B and C"), in which the Partnership owned a 50% interest, sold Wellington C for the sale price of $4,500,000. The Partnership's share of selling expenses was $81,700. The Partnership's share of the net proceeds from this sale was $2,168,300. The Partnership recorded a total (loss) on the sale of this property of $(2,048,900) for financial statement purposes, of which $2,000,000 was recorded as of December 31, 1992 as a provision for value impairment. For tax reporting purposes, the Partnership reported a total (loss) in 1994 of $(1,915,700) on this sale.

On March 17, 1993, FHA disposed of Wellington A in conjunction with the mortgage holder, to a third party for a total sale price of $2,060,000. Of this amount, FHA remitted $1,910,000 to the mortgage holder (the Partnership's share of this amount was $955,000) which relieved the Partnership of its share of the obligation of $2,419,000 under the mortgage loan and any interest in the assets therein. This extinguishment of debt was considered a non-cash event for the purposes of the Statement of Cash Flows, and was not included in the Partnership's calculation of Cash Flow (as defined in the Partnership Agreement) for the year ended December 31, 1993. The Partnership incurred transaction costs of $63,500, including $10,600 of accrued expenses. The Partnership's share of the net proceeds from this transaction was $22,100. The Partnership recorded a (loss) on the disposition of this property of $(2,027,900) for financial statement purposes. This (loss) represented the net book value of this property and transaction costs incurred by the Partnership in excess of the sale price of the property. Due to an anticipated (loss) in connection with this disposition, the Partnership recorded $(765,000) as a provision for value impairment in 1992. Upon sale of the property in 1993, an additional (loss) of $(1,262,900) was recorded. In addition, the Partnership also recorded an extraordinary gain on extinguishment of debt in connection with the disposition of this property of $1,464,000 in its 1993 financial statements. This extraordinary gain on extinguishment of debt represented the excess property indebtedness over the amount remitted to the mortgage holder upon sale of the property. For tax reporting purposes the Partnership reported a total net (loss) of $(597,300) in 1993 on this disposition and extinguishment of debt.

On March 23, 1993, FHA sold Wellington B for a total sale price of $1,680,000. The Partnership's share of selling expenses were $64,600, including $45,900 of accrued expenses. The Partnership's share of the net proceeds from this sale was $821,300. The Partnership recorded a (loss) on the disposition of this property of $(463,600) for financial statement purposes. Due to the anticipated
(loss) in connection with this sale, the Partnership recorded $(300,000) of the total (loss) as of December 31, 1992 as a provision for value impairment and the remaining portion of the (loss) in 1993. For tax reporting purposes the Partnership recorded a total (loss) of $(446,500) in 1993 on this sale.

All of the above sales and dispositions were all-cash transactions, with no further involvement on the part of the Partnership.

7. PROVISIONS FOR VALUE IMPAIRMENT:

Due to the depressed economic environment in the retail industry, regional factors affecting the Partnership's retail and office properties and other matters relating specifically to certain of the Partnership's properties, there is uncertainty as to the Partnership's ability to recover the net carrying value of certain of its properties during the remaining estimated holding periods. Accordingly, it was deemed appropriate to reduce the bases of such properties in the Partnership's financial statements during the years ended December 31, 1995 and 1994. The provisions for value impairment were considered non-cash events for the purposes of the Statements of Cash Flow and were not utilized in the determination of Cash Flow (as defined in the Partnership Agreement). The following is a summary of the provisions for value impairment reported by the Partnership for the years ended December 31, 1995 and 1994:

                       Property                1995      1994
                  ---------------------------------------------
             Park Plaza Professional
              Building                      $  900,000 $500,000
             Indian Ridge Plaza Shopping
              Center                           900,000
             3120 Southwest Freeway Office
              Building                         600,000
                  ---------------------------------------------
                                            $2,400,000 $500,000
                  ---------------------------------------------

The provisions for value impairment were material fourth quarter adjustments pursuant to Accounting Principles Board Opinion No. 28, "Interim Financial Reporting". No other material adjustments were made in the fourth quarters.

Beginning on January 1, 1996, the Partnership will adopt Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets are impaired, and if so, how impairment losses should be measured and reported in the financial statements. The Standard is effective for fiscal years beginning after December 15, 1995. The Managing General Partner believes that, based on current circumstances, the adoption on January 1, 1996 of the Standard will not materially affect the Partnership's financial position or results of operations.

               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 4

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1995


     Column A                  Column C                  Column D                           Column E                    Column F
- -------------------    ------------------------  -------------------------  ----------------------------------------  ------------
                             Initial cost            Costs capitalized               Gross amount carried
                            to Partnership       subsequent to acquisition            at close of period
                        -----------------------  -------------------------  ----------------------------------------
                                     Buildings                                             Buildings                  Accumulated
                                       and         Improve-     Carrying                     and                      Depreciation
   Description           Land      Improvements     ments       Costs (1)     Land       Improvements   Total (2)(3)       (2)
- -------------------    ---------   ------------   -----------   ---------   ---------    ------------   ------------  ------------
OFFICE BUILDINGS:
- -----------------
Park Plaza
  Professional
  Building
  (Houston, TX)
  (50% interest)         803,000    10,772,500    $ 2,061,900     82,400      803,000     11,516,800(4)  12,319,800    $3,559,700

3120 Southwest
  Freeway
  (Houston, TX)
  (75% interest)         737,100     1,489,200      1,156,100     30,600      737,100      2,075,900(4)   2,813,000       978,700

SHOPPING CENTERS:
- -----------------
Carrollton
  Crossroads
  (Carrollton, GA)
  (50% interest)       1,000,400     7,703,400      1,566,600     59,900    1,000,400      9,329,900     10,330,300     1,662,900

Indian Ridge Plaza
  (Mishawaka, IN)      3,009,900    15,431,100        252,300     67,000    2,509,900(4)  15,350,400(4)  17,860,300     2,889,700
                       ---------    ----------    -----------    -------    ---------     ----------     ----------    ----------
                       5,550,400    35,396,200    $ 5,036,900    239,900    5,050,400     38,273,000     43,323,400    $9,091,000
                       =========    ==========    ===========    =======    =========     ==========     ==========    ==========


     Column A                Column G           Column H                 Column I
- -------------------          ---------          --------               ------------
                                                                         Life on
                                                                          which
                                                                       depreciation
                                                                         in latest
                               Date                                       income
                              of con-             Date                  statements
   Description               struction          Acquired               is computed
- -------------------          ---------          --------               ------------
OFFICE BUILDINGS:
- -----------------
Park Plaza
  Professional
  Building
  (Houston, TX)                                                            35 (5)
  (50% interest)               1976               1/87                   5-10 (6)

3120 Southwest
  Freeway
  (Houston, TX)                                                            35 (5)
  (75% interest)               1964               3/89                   5-10 (6)

SHOPPING CENTERS:
- -----------------
Carrollton
  Crossroads
  (Carrollton, GA)                                                         35 (5)
  (50% interest)               1988               8/88                   5-10 (6)

Indian Ridge Plaza                                                         35 (5)
  (Mishawaka, IN)              1986               1/89                   5-10 (6)


Column B - Not Applicable

                 See accompanying notes on the following page.

              FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 4

                             NOTES TO SCHEDULE III

Note 1. Consists of legal fees, appraisal fees, title costs and other related professional fees.

Note 2. The following is a reconciliation of activity in columns E and F.

                         December 31, 1995            December 31, 1994            December 31, 1993
                     --------------------------   --------------------------   --------------------------
                                   Accumulated                  Accumulated                  Accumulated
                        Cost       Depreciation      Cost       Depreciation      Cost       Depreciation
                     -----------   ------------   -----------   ------------   -----------   ------------
Balance at
  beginning
  of the year        $45,310,800    $7,703,200    $47,978,600    $6,573,300    $49,009,700    $5,454,600
Additions
  during year:

Improvements             412,600                      407,000                    2,613,300

Provision for
  depreciation                       1,387,800                    1,487,600                    1,373,800

Deductions
  during year:

Basis of
  real estate
  disposed (6)                                     (2,574,800)                  (3,644,400)

Accumulated
  depreciation
  on real
  estate
  disposed                                                         (357,700)                    (255,100)

Provisions
  for value
  impairment          (2,400,000)                    (500,000)
                     -----------    ----------    -----------    ----------    -----------    ----------
Balance at end of
  the year           $43,323,400    $9,091,000    $45,310,800    $7,703,200    $47,978,600    $6,573,300
                     ===========    ==========    ===========    ==========    ===========    ==========

Note 3. The aggregate cost for federal income tax purposes as of December 31, 1995 was $46,223,400.

Note 4. Included provisions for value impairment. See Note 7 in Notes to Financial Statements for additional information.

Note 5. Estimated useful life for building.

Note 6. Estimated useful life for improvements.