Form 10-Q
period 1996-03-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 4
filed 1996-05-14
CIK 794665

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004


                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the period ended                      March 31, 1996
                           -----------------------------------------------------

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from                     to
                                     -------------------    --------------------

      Commission File Number:                         0-15632
                             ---------------------------------------------------


               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 4
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Illinois                                               36-3441345
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois          60606-2607
- -------------------------------------------------------      -------------------
(Address of principal executive offices)                         (Zip Code)

                                (312) 207-0020
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                  March 31,
                                                    1996      December 31,
                                                 (Unaudited)      1995
- --------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $ 5,050,400  $ 5,050,400
 Buildings and improvements                       38,310,600   38,273,000
- --------------------------------------------------------------------------
                                                  43,361,000   43,323,400
Accumulated depreciation and amortization         (9,418,000)  (9,091,000)
- --------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                   33,943,000   34,232,400
Cash and cash equivalents                          4,573,700    4,655,200
Restricted cash                                       87,500       62,500
Rents receivable                                     131,100      225,100
Other assets                                          46,700       53,600
- --------------------------------------------------------------------------
                                                 $38,782,000  $39,228,800
- --------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Loan payable to General Partner                 $ 4,246,800  $ 4,085,700
 Accounts payable and accrued expenses               557,300      732,100
 Due to Affiliates                                   173,500      138,900
 Distributions payable                               660,200      783,900
 Security deposits                                    93,000       92,600
 Other liabilities                                    53,900       61,400
- --------------------------------------------------------------------------
                                                   5,784,700    5,894,600
- --------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                          (270,300)    (270,300)
 Limited Partners (593,025 Units issued and
  outstanding)                                    33,267,600   33,604,500
- --------------------------------------------------------------------------
                                                  32,997,300   33,334,200
- --------------------------------------------------------------------------
                                                 $38,782,000  $39,228,800
- --------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1996 (Unaudited) and the year ended December 31, 1995
(All dollars rounded to nearest 00s)

                                       General     Limited
                                       Partner    Partners       Total
- --------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1995                      $(246,300) $36,839,000  $36,592,700
Net income (loss) for the year ended
 December 31, 1995                      137,200    (921,700)     (784,500)
Distributions for the year ended
 December 31, 1995                     (161,200)  (2,312,800)  (2,474,000)
- --------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1995                     (270,300)  33,604,500   33,334,200
Net income for the quarter ended
 March 31, 1996                          37,500      285,800      323,300
Distributions for the quarter ended
 March 31, 1996                         (37,500)    (622,700)    (660,200)
- --------------------------------------------------------------------------
Partners' (deficit) capital,
 March 31, 1996                       $(270,300) $33,267,600  $32,997,300
- --------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1996       1995
- ------------------------------------------------------------------------
Income:
 Rental                                            $1,308,300 $1,463,000
 Interest                                              57,700     57,600
- ------------------------------------------------------------------------
                                                    1,366,000  1,520,600
- ------------------------------------------------------------------------
Expenses:
 Interest on loan payable to General Partner           89,000     84,500
 Depreciation and amortization                        327,000    351,700
 Property operating:
  Affiliates                                           99,100     89,600
  Nonaffiliates                                       158,400    143,300
 Real estate taxes                                    156,100    161,800
 Insurance--Affiliate                                  16,300     16,600
 Repairs and maintenance                              129,000    116,700
 General and administrative:
  Affiliates                                           11,700      7,900
  Nonaffiliates                                        56,100     38,700
- ------------------------------------------------------------------------
                                                    1,042,700  1,010,800
- ------------------------------------------------------------------------
Net income                                         $  323,300 $  509,800
- ------------------------------------------------------------------------
Net income allocated to General Partner            $   37,500 $   33,600
- ------------------------------------------------------------------------
Net income allocated to Limited Partners           $  285,800 $  476,200
- ------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (593,025 Units outstanding)                       $     0.48 $     0.80
- ------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s)

                                                           1996        1995
- -------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                             $  323,300  $  509,800
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                            327,000     351,700
  Changes in assets and liabilities:
   Decrease in rents receivable                             94,000      40,100
   Decrease (increase) in other assets                       6,900      (9,500)
   (Decrease) in accounts payable and accrued expenses    (174,800)   (101,000)
   Increase in due to Affiliates                            34,600      35,700
   (Decrease) increase in other liabilities                 (7,500)      6,600
- -------------------------------------------------------------------------------
    Net cash provided by operating activities              603,500     833,400
- -------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements              (37,600)    (33,500)
 (Increase) in restricted cash                             (25,000)
- -------------------------------------------------------------------------------
    Net cash (used for) investing activities               (62,600)    (33,500)
- -------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds received from loan payable to General Partner    161,100     174,000
 Increase in security deposits                                 400       1,300
 Distributions paid to Partners                           (783,900)   (678,100)
- -------------------------------------------------------------------------------
    Net cash (used for) financing activities              (622,400)   (502,800)
- -------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents       (81,500)    297,100
Cash and cash equivalents at the beginning of the
 period                                                  4,655,200   4,142,100
- -------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period      $4,573,700  $4,439,200
- -------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                        $   87,800  $   83,200
- -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1996
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter ended March 31, 1996 are not necessarily indicative of the operating results for the year ending December 31, 1996.

The financial statements include the Partnership's 50% interest in two joint ventures and a 75% interest in another joint venture with Affiliated partnerships. These joint ventures were formed for the purpose of each acquiring a 100% interest in certain real property and are operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and Partners' capital was included in the financial statements.

Commercial rental properties held for investment are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts, if any, allocated to land and value impairments) on the straight-line method over their estimated useful lives. Upon classifying a commercial rental property as held for disposition, no further depreciation or amortization of such property is provided for in the Financial Statements. Lease acquisition fees are recorded at cost and amortized over the life of the lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated over the estimated life of the improvements.

During the first quarter of 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets are impaired, and if so, how impairment losses should be measured and reported in the financial statements. The Standard also addressed the accounting for long-lived assets that are expected to be disposed of. The adoption of the Standard did not have a material effect on the Partnership's financial statements.

Cash equivalents are considered all highly liquid investments with an original maturity of three months or less when purchased.

Certain reclassifications have been made to the previously reported 1995 statements in order to provide comparability with the 1996 statements. These reclassifications had no effect on net income or Partners' capital.

Reference is made to the Partnership's annual report for the year ended December 31, 1995 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) shall be allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 15% to the General Partner and 85% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter ended March 31, 1996, the General Partner was entitled to a Partnership Management Fee, and accordingly, allocated Net Profits, of $37,500.

In accordance with the Partnership Agreement, the General Partner made advances to the Partnership in cumulative amounts equal to the Acquisition Fees and the Partnership Management Fees which were paid to the General Partner or its Affiliates for distribution to the Limited Partners on a pro rata basis to the extent that Cash Flow (as defined in the Partnership Agreement) was less than sufficient to distribute cash in amounts equal to the Limited Partners' Preferred Return (7.5% per annum noncompounding cumulative return on the Limited Partners' Capital Investment); provided, however, that the maximum amount which shall be advanced to the Partnership by the General Partner for distribution to the Limited Partners shall be the amount of Acquisition Fees and Partnership Management Fees actually paid to the General Partner or its Affiliates. Amounts advanced shall bear interest at the rate of 8.5% per annum simple interest, payable monthly. Repayment of amounts advanced shall be made only from Cash Flow (as defined in the Partnership Agreement) if and to the extent it is more than sufficient to distribute cash to the Limited Partners in amounts equal to the Limited Partners' Preferred Return and from Sale Proceeds to the extent permitted in the Partnership Agreement. During the quarter ended March 31, 1996, the General Partner advanced its distribution for the year ended December 31, 1995 of $161,100 to the Partnership. As of March 31, 1996, the Partnership has drawn $4,246,800, which represents the total amount of the General Partner's current commitment.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 1996 were as follows:

                                                         Paid   Payable
- ------------------------------------------------------------------------
Property management and leasing fees                   $ 66,000 $ 80,000
Real estate commissions (a)                                None   40,200
Interest expense on loan payable to General Partner      87,800   31,100
Reimbursement of property insurance premiums, at cost      None   16,200
Reimbursement of expenses, at cost:
 --Accounting                                            10,500    4,000
 --Investor communication                                 3,700    2,000
 --Legal                                                 13,500     None
- ------------------------------------------------------------------------
                                                       $181,500 $173,500
- ------------------------------------------------------------------------

(a) As of March 31, 1996, the Partnership owed $40,200 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partner or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment from the initial investment date.

On-site property management for the Partnership's properties is provided by Affiliates of the General Partner for fees ranging from 3% to 6% of gross rents received from the properties.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1995, for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its remaining properties for the quarters ended March 31, 1996 and 1995. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                       Comparative Operating
                            Results (a)
                      For the Quarters Ended
                       3/31/96      3/31/95
- ----------------------------------------------
INDIAN RIDGE PLAZA SHOPPING CENTER
Rental revenues      $    426,200 $    533,000
- ----------------------------------------------
Property net income  $    144,600 $    267,900
- ----------------------------------------------
Average occupancy             69%          96%
- ----------------------------------------------
PARK PLAZA PROFESSIONAL BUILDING (50%)
Rental revenues      $    405,800 $    444,500
- ----------------------------------------------
Property net income  $     90,100 $    136,400
- ----------------------------------------------
Average occupancy             84%          88%
- ----------------------------------------------
CARROLLTON CROSSROADS SHOPPING CENTER (50%)
Rental revenues      $    309,600 $    278,200
- ----------------------------------------------
Property net income  $    174,500 $    147,000
- ----------------------------------------------
Average occupancy             98%          99%
- ----------------------------------------------
3120 SOUTHWEST FREEWAY OFFICE BUILDING (75%)
Rental revenues      $    162,700 $    187,900
- ----------------------------------------------
Property net income  $     15,700 $     17,300
- ----------------------------------------------
Average occupancy             83%          96%
- ----------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense and general and administrative expenses or are related to properties previously owned by the Partnership.

Net income for the quarter ended March 31, 1996 decreased $186,500 when compared to the quarter ended March 31, 1995. The decrease was primarily due to decreases in operating results of $123,300 and $46,300 at Indian Ridge Plaza Shopping Center ("Indian Ridge") and Park Plaza Professional Building ("Park Plaza"), respectively. In addition, general and administrative expenses increased $21,200 primarily due to an increase in state income taxes. Partially offsetting the decrease was an increase in operating results of $27,500 at Carrollton Crossroads Shopping Center ("Carrollton").

Rental revenues for the quarter ended March 31, 1996 decreased $154,700, or 10.6%, when compared to the quarter ended March 31, 1995. The primary factor which contributed to the decrease in rental revenues was lower average quarterly occupancy rates at all of the Partnership's properties, particularly at Indian Ridge as a result of a major tenant vacating 45,000 square feet of space in July 1995 subsequent to filing for bankruptcy. This leasable square footage accounts for 24% of the total leasable square footage of the building. In addition, in accordance with its lease, starting in December 1995, the other major tenant at Indian Ridge began to pay percentage rent, in lieu of the required base rent, because of the major tenant vacancy. In total, rental revenues at Indian Ridge decreased $106,800 during the first quarter of 1996 when compared to the first quarter of 1995. As of May 1, 1996, a major new tenant has begun construction on 44,400 square feet of space and is expected to begin operations in August 1996. Once the new major tenant takes occupancy, the tenant currently paying percentage rent at Indian Ridge will resume paying the rental rates charged prior to the vacancy. Partially offsetting the decrease in rental revenues was the receipt of percentage rental income from various tenants at Carrollton relating to 1995.

Property operating expenses increased $24,600 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995 primarily due to higher professional service fees at all of the Partnership's properties except 3120 Southwest Freeway Office Building ("Southwest Freeway").

Repairs and maintenance expense increased $12,300 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995, primarily due to increased costs associated with snow removal at Indian Ridge and expenditures relating to the parking facilities at Park Plaza. Partially offsetting the increase was a decrease at Southwest Freeway as a result of expenditures made during the first quarter of 1995 in order to enhance the appearance and safety features of the property.

Depreciation and amortization expense decreased $24,700 for the quarters under comparison primarily due to the effects of the provisions for value impairment recorded for several Partnership properties during the year ended December 31, 1995.

Interest expense on the loan payable to the General Partner, as well as real estate tax and insurance expenses remained stable for the quarters under comparison.

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

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) the Partnership Agreement) is generally not equal to Partnership net income or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows, as defined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flows provided by operating activities as defined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

                                                           Comparative
                                                        Cash Flow Results
                                                     For the Quarters Ended
                                                       3/31/96      3/31/95
- ------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $   612,800  $   827,900
Items of reconciliation:
 General Partner's Partnership Management Fee             37,500       33,600
 Decrease in current assets                              100,900       30,600
 (Decrease) in current liabilities                      (147,700)     (58,700)
- ------------------------------------------------------------------------------
Net cash provided by operating activities            $   603,500  $   833,400
- ------------------------------------------------------------------------------
Net cash (used for) investing activities             $   (62,600) $   (33,500)
- ------------------------------------------------------------------------------
Net cash (used for) financing activities             $  (622,400) $  (502,800)
- ------------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $215,100 for the quarter ended March 31, 1996 when compared to quarter ended March 31, 1995 was primarily due to the decrease in net income, as previously discussed, exclusive of depreciation and amortization expense.

The decrease in the Partnership's cash position as of March 31, 1996 when compared to December 31, 1995, resulted primarily from the distributions paid to Limited Partners and expenditures for capital, tenant improvement and leasing costs exceeding the net cash provided by operating activities. Liquid assets of the Partnership as of March 31, 1996 were substantially comprised of undistributed cash from operations retained for working capital purposes.

Net cash provided by operating activities continues to be a primary source of funds to the Partnership. Net cash provided by operating activities decreased $229,900 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995. The decrease was primarily due to the decrease in net income, exclusive of depreciation and amortization expense, as previously discussed, and a decrease in net cash provided by operating activities at all of the Partnership's properties except Carrollton.

The increase in net cash (used for) investing activities of $29,100 was primarily due to an increase in the amount of investment in restricted cash pledged as collateral for deposits to the Houston Lighting & Power Company. In addition, the Partnership maintains working capital reserves to pay for capital expenditures, such as capital, tenant improvement and leasing costs. During the quarter ended March 31, 1996, the Partnership spent $37,600 for capital, tenant improvement and leasing costs and has budgeted to spend approximately $620,000 during the remainder of 1996. This budgeted amount relates to anticipated capital, tenant improvement and leasing costs of approximately: 1) $370,000 at Park Plaza; 2) $110,000 at 3120 Southwest Freeway; 3) $70,000 at Indian Ridge and 4) $70,000 at Carrollton. Actual amounts expended in 1996 may vary depending on a number of factors including actual leasing activity and other market conditions throughout the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain the occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining properties for eventual disposition.

The increase in net cash (used for) financing activities of $119,600 was primarily due to an increase in the payment of cash distributions to Limited Partners.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital, tenant improvement and leasing costs necessary to be made at the Partnership's properties during the next several years. For the quarter ended March 31, 1996, the Partnership included $9,900 of previously undistributed Cash Flow (as defined in the Partnership Agreement) in its first quarter distribution to Limited Partners.

Distributions to Limited Partners for the quarter ended March 31, 1996 were declared in the amount of $622,700, or $1.05 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts and/or availability of cash for future distributions to Partners.

                          PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:  None

         (b)  Reports on Form 8-K:

              There were no reports filed on Form 8-K during the quarter ended March 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 4

                         BY: FIRST CAPITAL FINANCIAL CORPORATION
                             GENERAL PARTNER


Date:  May 13, 1996      By: /s/     DOUGLAS CROCKER II
       ------------          --------------------------------------
                                     DOUGLAS CROCKER II
                             President and Chief Executive Officer


Date:  May 13, 1996      By: /s/      NORMAN M. FIELD
       ------------          --------------------------------------
                                      NORMAN M. FIELD
                             Vice President - Finance and Treasurer