Form 10-Q
period 1996-06-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 4
filed 1996-08-14
CIK 794665

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                     June 30, 1996
                         -------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ____________________

     Commission File Number:                      0-15632
                            ____________________________________________________



               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 4
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Illinois                                           36-3441345
- --------------------------------                          ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois        60606-2607
- -------------------------------------------------------   ----------------------
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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                  June 30,
                                                    1996      December 31,
                                                 (Unaudited)      1995
- --------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $ 5,050,400  $ 5,050,400
 Buildings and improvements                       38,415,200   38,273,000
- --------------------------------------------------------------------------
                                                  43,465,600   43,323,400
Accumulated depreciation and amortization         (9,742,400)  (9,091,000)
- --------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                   33,723,200   34,232,400
Cash and cash equivalents                          1,191,000    4,655,200
Investments in debt securities                     3,170,500
Restricted cash                                      100,000       62,500
Rents receivable                                     142,000      225,100
Other assets                                          44,400       53,600
- --------------------------------------------------------------------------
                                                 $38,371,100  $39,228,800
- --------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Loan payable to General Partner                 $ 4,246,800  $ 4,085,700
 Accounts payable and accrued expenses               640,800      732,100
 Due to Affiliates                                   131,300      138,900
 Distributions payable                               703,300      783,900
 Security deposits                                    93,200       92,600
 Other liabilities                                    49,200       61,400
- --------------------------------------------------------------------------
                                                   5,864,600    5,894,600
- --------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                          (270,300)    (270,300)
 Limited Partners (593,025 Units issued and
  outstanding)                                    32,776,800   33,604,500
- --------------------------------------------------------------------------
                                                  32,506,500   33,334,200
- --------------------------------------------------------------------------
                                                 $38,371,100  $39,228,800
- --------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1996 (Unaudited) and the year ended December 31, 1995
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
- -------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1995                           $(246,300) $36,839,000  $36,592,700
Net income (loss) for the year ended
 December 31, 1995                           137,200     (921,700)    (784,500)
Distributions for the year ended December
 31, 1995                                   (161,200)  (2,312,800)  (2,474,000)
- -------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1995                                       (270,300)  33,604,500   33,334,200
Net income for the six months ended June
 30, 1996                                     80,600      417,700      498,300
Distributions for the six months ended
 June 30, 1996                               (80,600)  (1,245,400)  (1,326,000)
- -------------------------------------------------------------------------------
Partners' (deficit) capital,
 June 30, 1996                             $(270,300) $32,776,800  $32,506,500
- -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the Quarters Ended June 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1996       1995
- ------------------------------------------------------------------------
Income:
 Rental                                            $1,229,800 $1,376,200
 Interest                                              60,700     66,900
- ------------------------------------------------------------------------
                                                    1,290,500  1,443,100
- ------------------------------------------------------------------------
Expenses:
 Interest on loan payable to General Partner           91,300     87,800
 Depreciation and amortization                        324,800    348,900
 Property operating:
  Affiliates                                           80,400     87,100
  Nonaffiliates                                       202,600    143,000
 Real estate taxes                                    203,500    147,200
 Insurance--Affiliate                                  16,200     12,600
 Repairs and maintenance                              149,400     97,900
 General and administrative:
  Affiliates                                            9,600      8,600
  Nonaffiliates                                        37,700     50,200
- ------------------------------------------------------------------------
                                                    1,115,500    983,300
- ------------------------------------------------------------------------
Net income                                         $  175,000 $  459,800
- ------------------------------------------------------------------------
Net income allocated to General Partner            $   43,100 $   53,400
- ------------------------------------------------------------------------
Net income allocated to Limited Partners           $  131,900 $  406,400
- ------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (593,025 Units outstanding)                       $     0.22 $     0.69
- ------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the Six Months Ended June 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1996       1995
- ------------------------------------------------------------------------
Income:
 Rental                                            $2,538,100 $2,839,200
 Interest                                             118,400    124,500
- ------------------------------------------------------------------------
                                                    2,656,500  2,963,700
- ------------------------------------------------------------------------
Expenses:
 Interest on loan payable to General Partner          180,300    172,300
 Depreciation and amortization                        651,800    700,600
 Property operating:
  Affiliates                                          179,500    176,700
  Nonaffiliates                                       361,000    286,300
 Real estate taxes                                    359,600    309,000
 Insurance--Affiliate                                  32,500     29,200
 Repairs and maintenance                              278,400    214,600
 General and administrative:
  Affiliates                                           21,300     16,500
  Nonaffiliates                                        93,800     88,900
- ------------------------------------------------------------------------
                                                    2,158,200  1,994,100
- ------------------------------------------------------------------------
Net income                                         $  498,300 $  969,600
- ------------------------------------------------------------------------
Net income allocated to General Partner            $   80,600 $   87,000
- ------------------------------------------------------------------------
Net income allocated to Limited Partners           $  417,700 $  882,600
- ------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (593,025 Units outstanding)                       $     0.70 $     1.49
- ------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1996         1995
- -------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $   498,300  $  969,600
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                            651,800     700,600
  Changes in assets and liabilities:
   Decrease in rents receivable                             83,100      64,600
   Decrease in other assets                                  8,800       4,200
   (Decrease) in accounts payable and accrued expenses     (91,300)    (87,800)
   (Decrease) increase in due to Affiliates                 (7,600)     14,300
   (Decrease) increase in other liabilities                (12,200)      2,500
- -------------------------------------------------------------------------------
    Net cash provided by operating activities            1,130,900   1,668,000
- -------------------------------------------------------------------------------
Cash flows from investing activities:
 (Increase) in investments in debt securities           (3,170,500)
 Payments for capital and tenant improvements             (142,200)    (91,400)
 (Increase) in restricted cash                             (37,500)
- -------------------------------------------------------------------------------
    Net cash (used for) investing activities            (3,350,200)    (91,400)
- -------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds received from loan payable to General
  Partner                                                  161,100     174,000
 Increase (decrease) in security deposits                      600     (12,700)
 Distributions paid to Partners                         (1,406,600) (1,211,800)
- -------------------------------------------------------------------------------
    Net cash (used for) financing activities            (1,244,900) (1,050,500)
- -------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents    (3,464,200)    526,100
Cash and cash equivalents at the beginning of the
 period                                                  4,655,200   4,142,100
- -------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $ 1,191,000  $4,668,200
- -------------------------------------------------------------------------------
Supplemental information:
 Interest paid to the General Partner during the
  period                                               $   180,100  $  171,900
- -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1996
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

Preparation of the Partnership's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1996 are not necessarily indicative of the operating results for the year ending December 31, 1996.

The financial statements include the Partnership's 50% interest in two joint ventures and a 75% interest in another joint venture with Affiliated partnerships. Each of these joint ventures were formed for the purpose of each acquiring a 100% interest in certain real property and are operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and Partners' capital was included in the financial statements.

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

Investments in debt securities are comprised of corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements. As of June 30, 1996, these securities had a fair market value of $3,167,300 and unrealized losses of $3,200. Substantially all of these securities had maturities of less than one year when purchased.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner shall be entitled to receive subsequent to May 4, 1988, the Termination of the Offering, a Partnership Management Fee payable annually within 60 days following the last day of each fiscal year, which shall be an amount equal to the lesser of (i) 0.5% of the net value of the Partnership's assets as of the end of such fiscal year reflected on the Certificate of Value furnished to the Limited Partners, plus, to the extent the Partnership Management Fee paid in any prior year was less than 0.5% of the net value of the Partnership's assets in such prior year, the amount of such deficit, or (ii) an amount equal to the difference between 10% of the Partnership's aggregate Cash Flow (as defined in the Partnership Agreement) for the period from the Commencement of Operations to the end of the fiscal year for which such Partnership Management Fee is payable, and the aggregate amount previously paid to the General Partner as a Partnership Management Fee. In addition, Sale Proceeds are distributed: first, 75% to all Limited Partners and 25% to the General Partner until the earlier of
(i) receipt by Limited Partners of cumulative distributions of Sale Proceeds in an amount equal to 100% of their Original Capital Contribution, or (ii) receipt by the General Partner of cumulative distributions of Sale Proceeds sufficient to repay all outstanding advances to the Partnership from the General Partner; thereafter, to the General Partner, until all outstanding advances, if any, to the Partnership from the General Partner have been repaid; thereafter, to the Limited Partners, until they have received cumulative distributions of Sale Proceeds in an amount equal to 100% of their Original Capital Contribution, plus an amount (including Cash Flow (as defined in the Partnership Agreement)) equal to a cumulative return of 6% per annum simple interest on their Capital Investment from their investment date in the Partnership; thereafter, 85% to all Limited Partners; and 15% to the General Partner, provided, however, that no distribution of the General Partner's share of Sale Proceeds shall be made until Limited Partners have

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1996
received the greater of (i) Sale Proceeds plus Cash Flow (as defined in the Partnership Agreement) previously received in excess of the Preferred Return equal to 125% of the Limited Partners' Original Capital Contribution, or (ii) Sale Proceeds plus all Cash Flow (as defined in the Partnership Agreement) previously received equal to their Original Capital Contribution plus a 10% per annum simple interest return on their Capital Investment from the date of investment.

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) shall be allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 15% to the General Partner and 85% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and six months ended June 30, 1996, the General Partner was entitled to a Partnership Management Fee, and accordingly, allocated Net Profits, of $43,100 and $80,600, respectively.

In accordance with the Partnership Agreement, the General Partner made advances to the Partnership in cumulative amounts equal to the Acquisition Fees and the Partnership Management Fees which were paid to the General Partner or its Affiliates for distribution to the Limited Partners on a pro rata basis to the extent that Cash Flow (as defined in the Partnership Agreement) was less than sufficient to distribute cash in amounts equal to the Limited Partners' Preferred Return (7.5% per annum noncompounding cumulative return on the Limited Partners' Capital Investment); provided, however, that the maximum amount which shall be advanced to the Partnership by the General Partner for distribution to the Limited Partners shall be the amount of Acquisition Fees and Partnership Management Fees actually paid to the General Partner or its Affiliates. Amounts advanced shall bear interest at the rate of 8.5% per annum simple interest, payable monthly. Repayment of amounts advanced shall be made only from Cash Flow (as defined in the Partnership Agreement) if and to the extent it is more than sufficient to distribute cash to the Limited Partners in amounts equal to the Limited Partners' Preferred Return and from Sale Proceeds to the extent permitted in the Partnership Agreement. During the quarter ended March 31, 1996, the General Partner advanced its Partnership Management Fee for the year ended December 31, 1995 of $161,100 to the Partnership. As of June 30, 1996, the Partnership has drawn $4,246,800, which represents the total amount of the General Partner's current commitment.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1996 were as follows:

                                                        Paid
                                                  -----------------
                                                             Six
                                                  Quarter   Months  Payable
- ----------------------------------------------------------------------------
Property management and leasing fees              $ 99,200 $165,200 $ 56,100
Real estate commissions (a)                           None     None   40,200
Interest expense on loan payable to General
 Partner                                            92,300  180,100   30,100
Reimbursement of property insurance premiums, at
 cost                                               32,500   32,500     None
Reimbursement of expenses, at cost:
 --Accounting                                        7,700   18,200    3,700
 --Investor communication                            2,900    6,600    1,200
 --Legal                                             5,200   18,700     None
- ----------------------------------------------------------------------------
                                                  $239,800 $421,300 $131,300
- ----------------------------------------------------------------------------

(a) As of June 30, 1996, the Partnership owed $40,200 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partner or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment from the initial investment date.

On-site property management for the Partnership's properties is provided by Affiliates of the General Partner for fees ranging from 3% to 6% of gross rents received from the properties.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1995 for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its remaining properties for the quarters and six months ended June 30, 1996 and 1995. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                              Comparative Operating Results (a)
                            For the Quarters   For the Six Months
                                  Ended               Ended
                            6/30/96   6/30/95  6/30/96   6/30/95
- ------------------------------------------------------------------
PARK PLAZA PROFESSIONAL BUILDING (50%)
Rental revenues             $444,000  $413,100 $849,700 $  857,600
- ------------------------------------------------------------------
Property net income         $ 77,900  $ 97,300 $168,100 $  233,700
- ------------------------------------------------------------------
Average occupancy                85%       88%      85%        88%
- ------------------------------------------------------------------
INDIAN RIDGE PLAZA SHOPPING CENTER
Rental revenues             $331,900  $499,700 $758,000 $1,032,700
- ------------------------------------------------------------------
Property net income         $ 28,700  $266,500 $173,300 $  534,400
- ------------------------------------------------------------------
Average occupancy                76%       96%      72%        96%
- ------------------------------------------------------------------
CARROLLTON CROSSROADS SHOPPING CENTER (50%)
Rental revenues             $303,000  $305,500 $612,600 $  583,700
- ------------------------------------------------------------------
Property net income         $163,400  $172,900 $337,900 $  319,900
- ------------------------------------------------------------------
Average occupancy                98%       96%      98%        98%
- ------------------------------------------------------------------
3120 SOUTHWEST FREEWAY OFFICE BUILDING (75%)
Rental revenues             $149,000  $177,400 $311,700 $  365,200
- ------------------------------------------------------------------
Property net (loss) income  $(14,000) $  7,800 $  1,700 $   25,100
- ------------------------------------------------------------------
Average occupancy                81%       92%      82%        94%
- ------------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense and general and administrative expenses or are related to properties previously owned by the Partnership.

Unless otherwise disclosed, discussions of fluctuations between 1996 and 1995 refer to both the quarters and six months ended June 30, 1996 and 1995.

Net income for the quarter and six months ended June 30, 1996 decreased $284,800 and $471,300, respectively, when compared to the quarter and six months ended June 30, 1995. The decreases were primarily due to decreases in quarterly operating results at all of the Partnership's properties totaling $288,500 and decreases in six-month operating results at Indian Ridge Plaza Shopping Center ("Indian Ridge"), Park Plaza Professional Building ("Park Plaza") and 3120 Southwest Freeway Office Building ("Southwest Freeway") totaling $450,100. Also contributing to the decreases in net income were increases in interest expense on the loan payable to the General Partner as a result of a higher average outstanding loan balance and lower interest income due to a decrease in the funds available for short-term investments. In addition, general and administrative expenses for the six-month periods under comparison increased $9,700 primarily due to an increase in state income taxes. Partially offsetting the decrease for the six-month periods under comparison was improved operating results of $18,000 at Carrollton Crossroads Shopping Center ("Carrollton"). Partially offsetting the decrease for the quarterly periods under comparison was a decrease in general and administrative expenses of $11,500 due to lower data processing and printing costs as well as lower professional service fees.

Rental revenues for the quarter and six months ended June 30, 1996 decreased $146,400 or 10.6%, and $301,100 or 10.6%, respectively, when compared to the quarter and six months ended June 30, 1995. The primary factor which contributed to the decreases in rental revenues was lower average occupancy rates at all of the Partnership's properties except Carrollton, particularly at Indian Ridge as a result of a major tenant vacating 45,000 square feet of space in July 1995 subsequent to filing for bankruptcy. This leasable square footage accounts for 24% of the total leasable square footage of the property. In addition, in accordance with its lease, starting in December 1995, the other major tenant at Indian Ridge began to pay percentage rent, in lieu of the required base rent, because of the major tenant vacancy. In total, rental revenues at Indian Ridge decreased $167,800 and $274,700 during the quarter and six months of 1996, respectively, when compared to the quarterly and six-month periods of 1995. As of May 1, 1996, a major new tenant began construction on 44,400 square feet of this space and is expected to begin operations in October 1996. The lease term for this new tenant runs from July 1, 1996 to June 30, 2016. Once the new major tenant takes occupancy, the major tenant currently paying percentage rent at Indian Ridge will resume paying the rental rates charged prior to the vacancy. Partially offsetting the decreases was an increase in tenant expense reimbursements at Park Plaza. In addition, the decrease in the six-month periods under comparison was partially offset by an increase in the average occupancy rate at Carrollton.

Property operating expenses increased $52,900 and $77,500 for the quarter and six months ended June 30, 1996, respectively, when compared to the quarter and six months ended June 30, 1995, primarily due to higher professional service fees at Park Plaza and Indian Ridge and increased utility costs at Southwest Freeway. Partially offsetting the increases were lower property management and leasing fees at Indian Ridge as a result of lower rental revenues.

Real estate tax expense increased $56,300 and $50,600 for the quarterly and six-month periods under comparison, respectively. The increases were primarily due to an increase in the tax rate as well as an underestimate of the 1995 liability (paid in 1996) at Indian Ridge and an increase in the assessed value for real estate tax purposes at Park Plaza.

Repairs and maintenance expense increased $51,500 and $63,800 for the quarter and six months ended June 30, 1996, respectively, when compared to the quarter and six months ended June 30, 1995, primarily due to increased: 1) expenditures relating to the parking facility at Park Plaza; 2) snow removal and janitorial expenses at Indian Ridge and 3) expenses related to the enhancement of the appearance of Carrollton. Partially offsetting the increases were decreases at Southwest Freeway as a result of expenditures made during 1995 in order to enhance the appearance and safety features of the property.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Depreciation and amortization expense decreased $24,100 and $48,800 for the quarter and six months under comparison, respectively, primarily due to the effects of the provisions for value impairment recorded for several Partnership properties as of December 31, 1995.

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

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows, as defined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flows provided by operating activities as defined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

                                                      Comparative Cash Flow
                                                         Results For the
                                                        Six Months Ended
                                                       6/30/96      6/30/95
- ------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $ 1,069,500  $ 1,583,200
Items of reconciliation:
 General Partner's Partnership Management Fee             80,600       87,000
 Decrease in current assets                               91,900       68,800
 (Decrease) in current liabilities                      (111,100)     (71,000)
- ------------------------------------------------------------------------------
Net cash provided by operating activities            $ 1,130,900  $ 1,668,000
- ------------------------------------------------------------------------------
Net cash (used for) investing activities             $(3,350,200) $   (91,400)
- ------------------------------------------------------------------------------
Net cash (used for) financing activities             $(1,244,900) $(1,050,500)
- ------------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $513,700 for the six months ended June 30, 1996 when compared to six months ended June 30, 1995 was primarily due to the decrease in net income, as previously discussed, exclusive of depreciation and amortization expense.

The decrease in the Partnership's cash position as of June 30, 1996 when compared to December 31, 1995, resulted primarily from the investments in debt securities, distributions paid to Limited Partners and expenditures for capital, tenant improvement and leasing costs exceeding the net cash provided by operating activities. Liquid assets of the Partnership as of June 30, 1996 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities continues to be the primary source of funds to the Partnership. Net cash provided by operating activities decreased $537,100 for the six months ended June 30, 1996 when compared to the six months ended June 30, 1995. The decrease was primarily due to a decrease in net cash provided by operating activities at all of the Partnership's properties except Carrollton.

The increase in net cash used for investing activities of $3,258,800 was primarily due to an increase in investments in debt securities and increases in the amounts paid for capital expenditures, such as capital, tenant improvement and leasing costs. The increase in investments in debt securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment grade and generally mature less than one year from their date of purchase. The Partnership maintains working capital reserves to pay for capital expenditures and spent $142,200 for capital, tenant improvement and leasing costs during the six months ended June 30, 1996. Approximately $475,000 is projected to be spent during the remainder of 1996. This projected amount relates to anticipated capital, tenant improvement and leasing costs of approximately: 1) $280,000 at Park Plaza; 2) $75,000 at Southwest Freeway; 3) $70,000 at Indian Ridge and 4) $50,000 at Carrollton. Actual amounts expended in 1996 may vary depending on a number of factors including actual leasing activity and other market conditions throughout the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain the occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining properties for eventual disposition.

The increase in net cash used for financing activities of $194,400 was primarily due to an increase in the payment of cash distributions to Limited Partners.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital, tenant improvement and leasing costs necessary to be made at the Partnership's properties during the next several years. For the six months ended June 30, 1996, the Partnership included $175,900 of previously undistributed Cash Flow (as defined in the Partnership Agreement) in its distributions to Limited Partners.

Distributions to Limited Partners for the quarter ended June 30, 1996 were declared in the amount of $622,700, or $1.05 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts and/or availability of cash for future distributions to Partners.

                          PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
- -------   --------------------------------

     (a)  Exhibits: None

     (b)  Reports on Form 8-K:

          There were no reports filed on Form 8-K during the quarter ended June 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 4

                             BY:  FIRST CAPITAL FINANCIAL CORPORATION
                                  GENERAL PARTNER


Date: August 14, 1996             By:  /s/       DOUGLAS CROCKER II
      ---------------             --------------------------------------
                                            DOUGLAS CROCKER II
                                  President and Chief Executive Officer


Date: August 14, 1996             By:  /s/        NORMAN M. FIELD
      ---------------             --------------------------------------
                                             NORMAN M. FIELD
                                  Vice President - Finance and Treasurer