Form 10-Q
period 1996-09-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 4
filed 1996-11-13
CIK 794665

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended                       September 30, 1996
                                   --------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ____________________ to ____________________

    Commission File Number                           0-15632
                                   --------------------------------------------

               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 4
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Illinois                                             36-3441345
-------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois        60606-2607
-------------------------------------------------------  ----------------------
(Address of principal executive offices)                       (Zip Code)

                                (312) 207-0020
-------------------------------------------------------------------------------
                (Registrant's telephone number, including area)

                                Not applicable
-------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)


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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                 September 30,
                                                     1996       December 31,
                                                  (Unaudited)       1995
----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $  5,050,400   $ 5,050,400
 Buildings and improvements                        38,504,300    38,273,000
----------------------------------------------------------------------------
                                                   43,554,700    43,323,400
Accumulated depreciation and amortization         (10,061,700)   (9,091,000)
----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                    33,493,000    34,232,400
Cash and cash equivalents                           1,089,800     4,655,200
Investments in debt securities                      3,364,100
Restricted cash                                       100,000        62,500
Rents receivable                                      103,700       225,100
Other assets                                           29,700        53,600
----------------------------------------------------------------------------
                                                 $ 38,180,300   $39,228,800
----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Loan payable to General Partner                 $  4,246,800   $ 4,085,700
 Accounts payable and accrued expenses                751,900       732,100
 Due to Affiliates                                    121,000       138,900
 Distributions payable                                743,500       783,900
 Security deposits                                     92,500        92,600
 Other liabilities                                     49,300        61,400
----------------------------------------------------------------------------
                                                    6,005,000     5,894,600
----------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                           (270,300)     (270,300)
 Limited Partners (593,025 Units issued and
  outstanding)                                     32,445,600    33,604,500
----------------------------------------------------------------------------
                                                   32,175,300    33,334,200
----------------------------------------------------------------------------
                                                 $ 38,180,300   $39,228,800
----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1996 (Unaudited) and the year ended December 31, 1995
(All dollars rounded to nearest 00s)

                                          General     Limited
                                          Partner    Partners       Total
-----------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1995                         $(246,300) $36,839,000  $36,592,700
Net income (loss) for the year ended
 December 31, 1995                         137,200     (921,700)    (784,500)
Distributions for the year ended
 December 31, 1995                        (161,200)  (2,312,800)  (2,474,000)
-----------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1995                        (270,300)  33,604,500   33,334,200
Net income for the nine months ended
 September 30, 1996                        120,900      709,100      830,000
Distributions for the nine months ended
 September 30, 1996                       (120,900)  (1,868,000)  (1,988,900)
-----------------------------------------------------------------------------
Partners' (deficit) capital,
 September 30, 1996                      $(270,300) $32,445,600  $32,175,300
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1996       1995
------------------------------------------------------------------------
Income:
 Rental                                            $1,300,300 $1,249,000
 Interest                                              63,800     72,200
------------------------------------------------------------------------
                                                    1,364,100  1,321,200
------------------------------------------------------------------------
Expenses:
 Interest on loan payable to General Partner           92,200     88,700
 Depreciation and amortization                        319,500    350,400
 Property operating:
  Affiliates                                           96,900     97,600
  Nonaffiliates                                       179,100    154,500
 Real estate taxes                                    156,200    142,300
 Insurance--Affiliate                                  16,200     14,500
 Repairs and maintenance                              140,200    128,100
 General and administrative:
  Affiliates                                           10,700     17,200
  Nonaffiliates                                        21,400     22,900
------------------------------------------------------------------------
                                                    1,032,400  1,016,200
------------------------------------------------------------------------
Net income                                         $  331,700 $  305,000
------------------------------------------------------------------------
Net income allocated to General Partner            $   40,300 $   43,500
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  291,400 $  261,500
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (593,025 Units outstanding)                       $     0.49 $     0.44
------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1996 and 1995
(Unaudited)

(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1996       1995
------------------------------------------------------------------------
Income:
 Rental                                            $3,838,400 $4,107,700
 Interest                                             182,200    196,700
------------------------------------------------------------------------
                                                    4,020,600  4,304,400
------------------------------------------------------------------------
Expenses:
 Interest on loan payable to General Partner          272,500    261,000
 Depreciation and amortization                        971,300  1,051,000
 Property operating:
  Affiliates                                          276,400    274,800
  Nonaffiliates                                       540,100    440,300
 Real estate taxes                                    515,800    451,300
 Insurance--Affiliate                                  48,700     43,700
 Repairs and maintenance                              418,600    362,200
 General and administrative:
  Affiliates                                           32,000     33,700
  Nonaffiliates                                       115,200    111,800
------------------------------------------------------------------------
                                                    3,190,600  3,029,800
------------------------------------------------------------------------
Net income                                         $  830,000 $1,274,600
------------------------------------------------------------------------
Net income allocated to General Partner            $  120,900 $  130,500
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  709,100 $1,144,100
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (593,025 Units outstanding)                       $     1.20 $     1.93
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s)

                                                         1996        1995
-----------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                           $  830,000  $1,274,600
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                          971,300   1,051,000
  Changes in assets and liabilities:
   Decrease in rents receivable                          121,400     142,700
   Decrease in other assets                               23,300       5,400
   Increase in accounts payable and accrued expenses      19,800      85,300
   (Decrease) increase in due to Affiliates              (17,900)     43,600
   (Decrease) in other liabilities                       (12,100)     (6,200)
-----------------------------------------------------------------------------
    Net cash provided by operating activities          1,935,800   2,596,400
-----------------------------------------------------------------------------
Cash flows from investing activities:
 (Increase) in investments in debt securities         (3,364,100)
 Payments for capital and tenant improvements           (231,300)   (221,400)
 (Increase) in restricted cash                           (37,500)
-----------------------------------------------------------------------------
    Net cash (used for) investing activities          (3,632,900)   (221,400)
-----------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                       (2,029,300) (1,775,200)
 Proceeds received from loan payable to General
  Partner                                                161,100     174,000
 (Decrease) in security deposits                            (100)    (11,600)
-----------------------------------------------------------------------------
    Net cash (used for) financing activities          (1,868,300) (1,612,800)
-----------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents  (3,565,400)    762,200
Cash and cash equivalents at the beginning of the
 period                                                4,655,200   4,142,100
-----------------------------------------------------------------------------
Cash and cash equivalents at the end of the period    $1,089,800  $4,904,300
-----------------------------------------------------------------------------
Supplemental information:
Interest paid to General Partner during the period      $272,300   $ 260,700
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEFINITION OF SPECIAL TERMS:
Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement filed with the Securities and Exchange Commission on Form S-11. Definitions of these terms are contained in
Article III of the First Amended and Restated Agreement of Limited Partnership, which is included in the Registration Statement and incorporated herein by reference.

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1996, are not necessarily indicative of the operating results for the year ending December 31, 1996.

The financial statements include the Partnership's 50% interest in two joint ventures and a 75% interest in another joint venture with Affiliated partnerships. Each of these ventures were formed for the purpose of each acquiring a 100% interest in certain real property and are operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and Partners' capital was included in the financial statements.

Commercial rental properties held for investment are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts, if any, allocated to land and value impairments) on the straight-line method over their estimated useful lives. Upon classifying a commercial or residential rental property as held for disposition, no further depreciation or amortization of such property is provided for in the financial statements. Lease acquisition fees are recorded at cost and amortized over the life of the lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated over the estimated life of such improvements.

During the first quarter of 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets are impaired, and if so, how impairment losses should be measured and reported in the financial statements. The Standard also addressed the accounting for long-lived assets that are expected to be disposed of. The adoption of the Standard did not have a material effect on the Partnership's financial statements. Evaluation of the potential impairment of the value of the Partnership's assets is performed on an individual property basis.

Cash equivalents are considered all highly liquid investments with an original maturity of three months or less when purchased.

Investments in debt securities are comprised of corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements. As of September 30, 1996 these securities had a fair market value of $3,363,500 and unrealized losses of $(600). Substantially all of these securities had maturities of less than one year when purchased.

Certain reclassifications have been made to the previously reported 1995 statements in order to provide comparability with the 1996 statements. These reclassifications had no effect on net income or Partners' (deficit) capital.

Reference is made to the Partnership's annual report for the year ended December 31, 1995, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner shall be entitled to receive subsequent to May 4, 1988, the Termination of the Offering, a Partnership Management Fee payable annually within 60 days following the last day of each fiscal year, which shall be an amount equal to the lesser of (i) 0.5% of the net value of the Partnership's assets as of the end of such fiscal year reflected on the Certificate of Value furnished to the Limited Partners, plus, to the extent the Partnership Management Fee paid in any prior year was less than 0.5% of the net value of the Partnership's assets in such prior year, the amount of such deficit, or (ii) an amount equal to the difference between 10% of the Partnership's aggregate Cash Flow (as defined in the Partnership Agreement) for the period from the Commencement of Operations to the end of the fiscal year for which such Partnership Management Fee is payable, and the aggregate amount previously paid to the General Partner as a Partnership Management Fee. In addition, Sale Proceeds are distributed: first, 75% to all Limited Partners and 25% to the General Partner until the earlier of
(i) receipt by Limited Partners of cumulative distributions of Sale Proceeds in an amount equal to 100% of their Original Capital Contribution, or (ii) receipt by the General Partner of cumulative distributions of Sale Proceeds sufficient to repay all outstanding advances to the Partnership from the General Partner; thereafter, to the General Partner, until all outstanding advances, if any, to the Partnership from the General Partner have been repaid; thereafter, to the Limited Partners, until they have received cumulative distributions of Sale Proceeds in an amount equal to 100% of their Original Capital Contribution, plus an amount (including Cash Flow (as defined in the Partnership Agreement)) equal to a cumulative return of 6% per annum

(Unaudited)
September 30, 1996

simple interest on their Capital Investment from their investment date in the Partnership; thereafter, 85% to all Limited Partners; and 15% to the General Partner, provided, however, that no distribution of the General Partner's 15% share of Sale Proceeds shall be made until Limited Partners have received the greater of (i) Sale Proceeds plus Cash Flow (as defined in the Partnership Agreement) previously received in excess of the Preferred Return equal to 125% of the Limited Partners' Original Capital Contribution, or (ii) Sale Proceeds plus all Cash Flow (as defined in the Partnership Agreement) previously received equal to their Original Capital Contribution plus a 10% per annum simple interest return on their Capital Investment from the date of investment.

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) shall be allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 15% to the General Partner and 85% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and nine months ended September 30, 1996, the General Partner was entitled to a Partnership Management Fee, and accordingly, allocated Net Profits, of $40,300 and $120,900, respectively.

In accordance with the Partnership Agreement, the General Partner made advances to the Partnership in cumulative amounts equal to the Acquisition Fees and the Partnership Management Fees which were paid to the General Partner or its Affiliates for distribution to the Limited Partners on a pro rata basis to the extent that Cash Flow (as defined in the Partnership Agreement) was less than sufficient to distribute cash in amounts equal to the Limited Partners' Preferred Return (7.5% per annum noncompounding cumulative return on the Limited Partners' Capital Investment); provided, however, that the maximum amount which shall be advanced to the Partnership by the General Partner for distribution to the Limited Partners shall be the amount of Acquisition Fees and Partnership Management Fees actually paid to the General Partner or its Affiliates. Amounts advanced shall bear interest at the rate of 8.5% per annum simple interest, payable monthly. Repayment of amounts advanced shall be made only from Cash Flow (as defined in the Partnership Agreement) if and to the extent it is more than sufficient to distribute cash to the Limited Partners in amounts equal to the Limited Partners' Preferred Return and from Sale Proceeds to the extent permitted in the Partnership Agreement. During the quarter ended March 31, 1996, the General Partner advanced its Partnership Management Fee for the year ended December 31, 1995 of $161,100 to the Partnership. As of September 30, 1996, the Partnership has drawn $4,246,800, which represents the total amount of the General Partner's current commitment.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1996 were as follows:

                                                        Paid
                                                  -----------------
                                                             Nine
                                                  Quarter   Months  Payable
----------------------------------------------------------------------------
Property management and leasing fees              $ 94,400 $259,600 $ 41,100
Real estate commissions (a)                           None     None   40,200
Interest expense on loan payable to General
 Partner                                            92,300  272,300   30,100
Reimbursement of property insurance premiums, at
 cost                                               16,200   48,700     None
Reimbursement of expenses, at cost:
 --Accounting                                        4,600   22,800    6,900
 --Investor communication                            1,600    8,200    2,700
 --Legal                                            17,200   35,900     None
----------------------------------------------------------------------------
                                                  $226,300 $647,500 $121,000
----------------------------------------------------------------------------

(a) As of September 30, 1996, the Partnership owed $40,200 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partner or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment.

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

                               Comparative Operating Results (a)
                            For the Quarters    For the Nine Months
                                  Ended                Ended
                            9/30/96  9/30/95    9/30/96    9/30/95
--------------------------------------------------------------------
INDIAN RIDGE PLAZA SHOPPING CENTER
Rental revenues             $441,500 $402,700  $1,199,500 $1,435,400
--------------------------------------------------------------------
Property net income         $146,300 $152,800  $  319,600 $  687,200
--------------------------------------------------------------------
Average occupancy                91%      96%         79%        96%
--------------------------------------------------------------------
PARK PLAZA PROFESSIONAL BUILDING (50%)
Rental revenues             $403,500 $424,200  $1,253,200 $1,281,700
--------------------------------------------------------------------
Property net income         $ 86,000 $ 92,800  $  254,100 $  326,600
--------------------------------------------------------------------
Average occupancy                83%      85%         84%        87%
--------------------------------------------------------------------
CARROLLTON CROSSROADS SHOPPING CENTER (50%)
Rental revenues             $289,800 $270,800  $  902,500 $  854,500
--------------------------------------------------------------------
Property net income         $159,800 $135,800  $  497,700 $  455,700
--------------------------------------------------------------------
Average occupancy                98%      97%         98%        97%
--------------------------------------------------------------------
3120 SOUTHWEST FREEWAY OFFICE BUILDING (75%)
Rental revenues             $165,500 $170,900  $  477,200 $  536,100
--------------------------------------------------------------------
Property net income (loss)  $  4,900 $(14,600) $    6,600 $   10,400
--------------------------------------------------------------------
Average occupancy                85%      88%         83%        92%
--------------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense and general and administrative expenses or are related to properties previously owned by the Partnership.

Unless otherwise disclosed, discussions of fluctuations between 1996 and 1995 refer to both the quarters and nine months ended September 30, 1996 and 1995.

Net income for the quarter and nine months ended September 30, 1996 increased by $26,700 and (decreased) by $(444,600), respectively, when compared to the quarter and nine months ended September 30, 1995. The decrease for the nine-month periods under comparison was primarily due diminished operating results of Indian Ridge Plaza Shopping Center ("Indian Ridge") and Park Plaza Professional Building ("Park Plaza") of $367,600 and $72,500, respectively. Also contributing to the decrease in net income was an increase in interest expense on the loan payable to the General Partner as a result of a greater average outstanding loan balance and a decrease in interest income resulting from a reduction in the average amount of funds available for short-term investments. Partially offsetting the decrease in net income for the nine-month periods under comparison was a $42,000 improvement in the operating results of Carrollton Crossroads Shopping Center ("Carrollton"). The increase in net income for quarterly periods under comparison was primarily the result of improved operating results at Carrollton and 3120 Southwest Freeway Office Building ("Southwest Freeway") of $24,000 and $19,500, respectively, and a decrease in general and administrative expenses of $8,000 due to lower data processing, printing and professional service costs.

Rental revenues for the quarter and nine months ended September 30, 1996 increased by $51,300 or 4.1%, and (decreased) by $(269,300) or (6.5%), respectively, when compared to the quarter and nine months ended September 30, 1995. The primary factor which contributed to the decrease in rental revenues for the nine-month periods under comparison was lower average occupancy rates at all of the Partnership's properties except Carrollton. Rental revenues at Indian Ridge decreased $235,900 for the nine months ended September 30, 1996, when compared to the nine months ended September 30, 1995. This decrease was the result of a major tenant vacating 45,000 square feet of space in July 1995 subsequent to filing for bankruptcy. This 45,000 square feet accounted for approximately 24% of the total leasable square footage of Indian Ridge. In addition, in accordance with its lease, starting in December 1995, the other major tenant at Indian Ridge began to pay percentage rent, in lieu of the required base rent, because of the major tenant vacancy. During October 1996, a new tenant, Circuit City, completed construction and commenced operations in 40,000 square feet of this vacated space. The Circuit City lease matures on September 30, 2016. Beginning October 1, 1996, the major tenant previously paying percentage rent resumed paying the rental rates charged prior to the vacancy. The increase in rental revenues for the quarters under comparison was primarily the result of an adjustment made during the third quarter of 1995 to reduce escalation income at Indian Ridge which had previously been overestimated.

Property operating expenses increased by $23,900 and $101,400 for the quarter and nine months ended September 30, 1996, respectively, when compared to the quarter and nine months ended September 30, 1995. The increases were primarily due to higher professional service fees at Park Plaza and Indian Ridge and increased utility costs at Southwest Freeway. Partially offsetting the increase for the nine-month periods under comparison was lower property management and leasing fees at Indian Ridge as a result of the decrease in rental revenues.

Real estate tax expense increased $13,900 and $64,500 for the quarterly and nine-month periods under comparison, respectively. The increases were primarily due to an increase in the tax rate and the 1995 tax liability (paid in 1996) at Indian Ridge as well as an increase in the assessed value for real estate tax purposes at Park Plaza.

Repairs and maintenance expenses increased $12,100 and $56,400 for the quarter and nine months ended September 30, 1996, respectively, when compared to the quarter and nine months ended September 30, 1995, primarily due to increased:
1) expenditures relating to the parking facility at Park Plaza; 2) snow removal and janitorial expenses at Indian

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Ridge and 3) expenses related to the enhancement of the appearance of Carrollton. Partially offsetting the increases were decreases at Southwest Freeway as a result of expenditures made during 1995 in order to enhance the appearance and safety features of the property.

Depreciation and amortization expense decreased $30,900 and $79,700 for the quarter and nine months under comparison, respectively, primarily due to the effects of the provisions for value impairment recorded for several of the Partnership's properties as of December 31, 1995.

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of property brochures; 2) early renewal of existing tenants' leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers;
5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as defined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as defined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

                                                      Comparative Cash Flow
                                                         Results For the
                                                        Nine Months Ended
                                                       9/30/96      9/30/95
------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $ 1,680,400  $ 2,195,100
Items of reconciliation:
 General Partner's Partnership Management Fee            120,900      130,500
 Decrease in current assets                              144,700      148,100
 (Decrease) increase in current liabilities              (10,200)     122,700
------------------------------------------------------------------------------
Net cash provided by operating activities            $ 1,935,800  $ 2,596,400
------------------------------------------------------------------------------
Net cash (used for) investing activities             $(3,632,900) $  (221,400)
------------------------------------------------------------------------------
Net cash (used for) financing activities             $(1,868,300) $(1,612,800)
------------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $514,700 for the nine months ended September 30, 1996 when compared to nine months ended September 30, 1995 was primarily due to the decrease in operating results of Indian Ridge and Park Plaza, as previously discussed, exclusive of depreciation and amortization expense.

The decrease in the Partnership's cash position as of September 30, 1996 when compared to December 31, 1995, resulted primarily from the investments in debt securities, distributions paid to Limited Partners and expenditures for capital and tenant improvements and leasing costs exceeding the net cash provided by operating activities. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of September 30, 1996 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities continues to be the primary source of funds to the Partnership. Net cash provided by operating activities decreased $660,600 for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995. The decrease was primarily due to a decrease in net cash provided by operating activities from all of the Partnership's properties except Carrollton.

The increase in net cash used for investing activities of $3,411,500 was primarily due to increases in investments in debt securities and amounts paid for capital expenditures, such as capital and tenant improvements and leasing costs. The increase in investments in debt securities is a result of the extension of the maturities of certain of the Partnership's

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment grade and generally mature less than one year from their date of purchase. The Partnership maintains working capital reserves to pay for capital expenditures and spent $231,300 for capital, tenant improvement and leasing costs during the nine months ended September 30, 1996. Approximately $200,000 is projected to be spent during the remainder of 1996. This projected amount relates to anticipated capital and tenant improvements and leasing costs of approximately:
1) $110,000 at Park Plaza; 2) $60,000 at Indian Ridge and 3) $30,000 at Carrollton. Actual amounts expended may vary depending on a number of factors including actual leasing activity and other market conditions throughout the remainder of the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain the occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining properties for eventual disposition.

The increase in net cash used for financing activities of $255,500 was primarily due to an increase in the payment of cash distributions to Limited Partners.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. For the nine months ended September 30, 1996, the Partnership included $187,600 of previously undistributed Cash Flow (as defined in the Partnership Agreement) in its distributions to Limited Partners.

Distributions to Limited Partners for the quarter ended September 30, 1996 were declared in the amount of $622,600, or $1.05 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's properties as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Partners.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
-----------------------------------------

     (a) Exhibits:  None

     (b) Reports on Form 8-K:

         There were no reports filed on Form 8-K during the quarter ended September 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 4

                               By: FIRST CAPITAL FINANCIAL CORPORATION
                               GENERAL PARTNER

Date:  November 13, 1996       By: /s/  DOUGLAS CROCKER II
       -----------------           -------------------------
                                        DOUGLAS CROCKER II
                                   President and Chief Executive Officer

Date:  November 13, 1996       By: /s/  NORMAN M. FIELD
       -----------------           -------------------------
                                        NORMAN M. FIELD
                                   Vice President - Finance and Treasurer