Form 10-K405
period 1996-12-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 4
filed 1997-03-31
CIK 794665

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended            December 31, 1996
                               ---------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________

     Commission File Number                      0-15632
                            --------------------------------------------

               First Capital Institutional Real Estate, Ltd. - 4
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                                       36-3441345
-------------------------------                              ------------------------------------
(State or other jurisdiction of                                        (I.R.S. Employer
incorporation or organization)                                       Identification No.)

Two North Riverside Plaza, Suite 1100, Chicago, Illinois                  60606-2607
--------------------------------------------------------     ------------------------------------
        (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code                      (312) 207-0020
                                                             ------------------------------------
Securities registered pursuant to Section 12(b) of the Act:                  NONE
                                                             ------------------------------------
Securities registered pursuant to Section 12(g) of the Act:   Limited Partnership Assignee Units
                                                             ------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated November 5, 1986, included in the Registrant's Registration Statement on Form S-11 (Registration No. 33-06149), is incorporated herein by reference in Part IV of this report.

The Partnership's Report on Form 8-K dated February 5, 1997 reporting the sale of Carrollton Crossroads Shopping Center, located in Carrollton, Georgia, is incorporated herein by reference in Part IV of this report.

Exhibit Index - Page A-1
------------------------

                                    PART I

ITEM 1.   BUSINESS
-------   --------

The registrant, First Capital Institutional Real Estate, Ltd.- 4 (the "Partnership"), is a limited partnership organized in 1986 under the Uniform Limited Partnership Act of the State of Illinois. The Partnership sold 593,025 Limited Partnership Assignee Units (the "Units") to the public from November 1986 to May 1988, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (Registration Statement No. 33-06149). Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement.

The business of the Partnership is to invest primarily in existing commercial income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of commercial income-producing real estate. From January 1987 to March 1989, the Partnership made one real property investment and purchased 50% interests in three joint ventures and a 75% interest in one joint venture each with Affiliated partnerships. Two of the 50% joint ventures and the 75% joint venture were each formed for the purpose of acquiring a 100% interest in certain real property and one 50% joint venture was formed for the purpose of participating in a mortgage loan investment, which was recognized as of July 1, 1990 as being foreclosed in-substance and was recorded as two real property investments. All of the Partnership's joint ventures, prior to disposition, are operated under the common control of First Capital Financial Corporation (the "General Partner"). Through December 31, 1996, the Partnership, with its respective joint venture partner, dissolved the 50% joint venture which was originally formed for the purpose of participating in a mortgage loan investment as a result of the sale and/or disposition of the two real property investments.

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

As of March 1, 1997, there were seven employees at the Partnership's properties for on-site property maintenance and administration.

ITEM 2.   PROPERTIES (a)(b)
-------   -----------------


As of December 31, 1996, the Partnership owned, directly or through joint ventures, the following four property interests, all of which were owned in fee simple.

                                                               Net Leasable   Number of
             Property Name                     Location        Sq. Footage   Tenants (c)
--------------------------------------    -------------------  ------------  -----------
Shopping Center:
----------------
Indian Ridge Plaza                        Mishawaka, Indiana     189,270       22 (2)

Carrollton Crossroads (50%) (d)           Carrollton, Georgia    303,806       27 (3)

Office Buildings:
-----------------
Park Plaza Professional Building (50%)    Houston, Texas         177,395       64 (1)

3120 Southwest Freeway (75%) (d)          Houston, Texas          89,346       39


  (a) For a discussion of operating results and major capital expenditures planned for the Partnership's properties refer to Item 7.

  (b) For federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property (exclusive of land), and all improvements thereafter, over a useful life of 40 years utilizing the straight-line method. The Partnership's portion of real estate taxes for Indian Ridge Plaza Shopping Center ("Indian Ridge"), Park Plaza Professional Building ("Park Plaza"), Carrollton Crossroads Shopping Center ("Carrollton") and 3120 Southwest Freeway was $315,900, $235,400, $96,500 and $56,000, respectively, for the year ended
      December 31, 1996. In the opinion of the General Partner, the Partnership's properties are adequately insured and serviced by all necessary utilities.

  (c) Represents the total number of tenants as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the property.

  (d) Property was sold subsequent to December 31, 1996. For further information see Note 8 in Notes to the Financial Statements.


The following table presents each of the Partnership's properties' occupancy rates as of December 31 for each of the last five years:


        Property Name               1996      1995     1994     1993     1992
-----------------------------      -------   ------   ------   ------   ------
Indian Ridge                          92%       72%       98%      98%      97%

Park Plaza (50%)                      83%       86%       90%      91%      91%

Carrollton (50%)                      99%       99%       99%      99%      99%

3120 Southwest Freeway (75%)          90%       88%       96%      90%      80%

The amounts in the following table represent each of the Partnership's properties' average annual rental rate per square foot for each of the last five years ended December 31 and were computed by dividing each property's base rental revenues by its average occupied square footage:


        Property Name               1996      1995     1994     1993     1992
-----------------------------      -------   ------   ------   ------   ------
Indian Ridge                       $ 7.77    $ 8.72   $ 9.32   $ 9.18   $ 9.25

Park Plaza (50%)                   $17.16    $18.16   $18.44   $17.65   $16.99

Carrollton (50%)                   $ 6.45    $ 6.31   $ 6.30   $ 5.94   $ 5.73

3120 Southwest Freeway (75%)       $11.19    $10.99   $10.51   $10.23   $ 9.94


-------------------

The following table summarizes the principal provisions of the leases for each of the tenants which occupy ten percent or more of the rentable square footage at each of the Partnership's properties except for Carrollton Crossroads and 3120 Southwest Freeway which were sold during the first quarter of 1997. See
Note 8 in Notes to Financial Statements for further information regarding the sale of these properties.


                               Partnership's Share of per annum                     Percentage
                                      Base Rents (a) for                              of Net        Renewal
                             ------------------------------------                    Leasable       Options
                                                   Final Twelve       Expiration      Square       (Renewal
                                                    Months of          Date of       Footage        Options/
                                1997                  Lease             Lease        Occupied        Years)
                             ----------          ----------------   -------------  -----------     ---------
Indian Ridge
------------

TJ Maxx
 (department store)            $237,000                  $243,700       1/31/2003        17%          2/5


Circuit City
 (audio visual store)          $288,800                  $288,800       1/31/2016        24%          1/5


Park Plaza
----------

AMI Park Plaza Hospital
 (health care services)        $118,600                  $118,600      11/30/2001        11%         None

  (a) The Partnership's share of per annum base rents for each of the tenants listed above for each of the years between 1997 and the final twelve months for each of the above leases are no lesser or greater than the amounts listed in the above table.

The amounts in the following table represent the Partnership's portion of income from leases in their respective year of expiration (assuming no lease renewals) through the year ended December 31, 2006 (excluding Carrollton and Southwest Freeway, which were sold in 1997):

            Number                 Base Rents in Year   % of Total Base
Year      of Tenants  Square Feet   of Expiration (a)      Rents (b)
----    ------------  -----------  ------------------   ---------------
1997         16            29,800            $234,400             8.88%
1998         23            66,800            $411,500            18.80%
1999         16            33,300            $131,400             8.11%
2000         10            20,800            $141,700             9.90%
2001         11            36,400            $207,400            16.96%
2002          4            19,600            $ 82,000             9.31%
2003          2            42,000            $ 85,300            15.59%
2004          0              None                None                0%
2005          2             9,700            $133,500            29.11%
2006          1             2,500            $  6,000             2.05%

  (a) Represents the Partnership's portion of base rents to be collected each year on expiring leases.

-------  ----------

  (b) Represents the Partnership's portion of base rents to be collected each year on expiring leases as a percentage of the Partnership's portion of the total base rents to be collected on leases in effect as of December 31, 1996.


ITEM 3.  LEGAL PROCEEDINGS
-------- -----------------

(a & b)   The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1996. Ordinary routine litigation incidental to the business which is not deemed material was pursued during the quarter ended December 31, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ----------------------------------------------------

(a,b,c & d)  None.

                                   PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS
-------   ----------------------------------------------------------------------

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 1997, there were 4,600 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                          ------------------------------------------------------------
                             1996        1995         1994        1993        1992
---------------------------------------------------------------------------------------
Total revenues            $ 5,467,800 $ 5,690,700  $ 6,156,100 $ 6,174,800 $ 6,296,800
Net income (loss)         $ 1,255,100 $  (784,500) $ 1,249,200 $ 1,623,300 $(2,034,200)
Net income (loss)
 allocated to Limited
 Partners(a)              $ 1,101,700 $  (921,700) $ 1,080,700 $ 1,107,600 $(2,013,900)
Net income (loss)
 allocated to Limited
 Partners per Unit
 (593,025 Units
 outstanding) (a)         $      1.86 $     (1.55) $      1.82 $      1.87 $     (3.40)
Total assets              $38,008,300 $39,228,800  $42,175,300 $44,887,600 $46,932,900
Loan payable to General
 Partner                  $ 4,246,800 $ 4,085,700  $ 3,911,700 $ 3,937,900 $ 3,937,900
Mortgage loan payable            None        None         None        None $ 2,419,000
Distributions to Limited
 Partners per Unit
 (593,025 Units
 outstanding) (b)         $      4.20 $      3.90  $      6.14 $      2.26        None
Return of capital to
 Limited Partners per
 Unit (593,025 Units
 outstanding) (c)         $      2.34 $      3.90  $      4.32 $      0.39        None
OTHER DATA:
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)            $33,446,100 $34,232,400  $37,607,600 $41,405,300 $43,555,100
Number of real property
 interests owned at
 December 31                        4           4            4           5           5
---------------------------------------------------------------------------------------

(a) Net income (loss) allocated to Limited Partners for 1993 and 1992 included an extraordinary gain on extinguishment of debt.
(b) Distributions to Limited Partners per Unit for the years ended December 31, 1994 and 1993 included Sale Proceeds of $2.74 and $1.42, respectively.
(c) For the purposes of this table, return of capital represents either: the amount by which distributions, if any, exceed net income for each respective year or; total distributions, if any, in years when the Partnership incurs a net loss. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale or Refinancing Proceeds. Accourdingly, return of capital as used in the above table does not impact Capital Investment.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                       For the Years Ended December 31,
                          ---------------------------------------------------------------
                             1996         1995         1994         1993         1992
------------------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $ 2,393,900  $ 2,842,900  $ 3,112,400  $ 2,448,300  $ 2,655,300
Item of reconciliation:
 General Partner
  Partnership Management
  Fee                         153,400      161,200      174,000      515,400
 Changes in current
  assets and
  liabilities:
  Decrease (increase) in
   current assets              56,000       83,600        1,900      254,500     (175,300)
  Increase (decrease) in
   current liabilities         12,500       40,700     (141,100)     132,900      222,600
------------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $ 2,615,800  $ 3,128,400  $ 3,147,200  $ 3,351,100  $ 2,702,600
------------------------------------------------------------------------------------------
Net cash (used for)
 provided by investing
 activities               $(2,209,700) $  (412,600)  $1,761,300  $(1,773,300) $(1,027,200)
------------------------------------------------------------------------------------------
Net cash (used for)
 financing activities     $(2,488,800) $(2,202,700) $(3,820,400) $(1,218,100) $  (905,600)
------------------------------------------------------------------------------------------

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

The Partnership commenced the Offering of Units on November 5, 1986 and began operations on December 15, 1986, after achieving the required minimum subscription level. On May 4, 1988, the Offering was Terminated upon the sale of 593,025 Units. From January 1987 to March 1989, the Partnership made one real property investment and purchased 50% interests in three joint ventures and a 75% interest in one joint venture each with Affiliated partnerships. Two of the 50% joint ventures and the 75% joint venture were each formed for the purpose of acquiring a 100% interest in certain real property. The remaining 50% joint venture was formed for the purpose of participating in a mortgage loan investment, which was recognized as of July 1, 1990 as being foreclosed in-substance and was recorded as two real property investments; the Wellington North Office Complex (comprised of three office buildings, "Wellington") and the North Valley I Office Center (comprised of two office buildings collectively known as "North Valley").

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

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 1996, 1995 and 1994. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                          Comparative Operating Results
                                       (a)
                         For the Years Ended December 31,
                         --------------------------------
                            1996       1995       1994
---------------------------------------------------------
INDIAN RIDGE SHOPPING CENTER
Rental revenues          $1,707,100 $1,853,700 $2,147,400
---------------------------------------------------------
Property net income (b)  $  566,000 $  804,300 $1,100,500
---------------------------------------------------------
Average occupancy               82%        89%        98%
---------------------------------------------------------
PARK PLAZA PROFESSIONAL BUILDING (50%)
Rental revenues          $1,666,700 $1,699,200 $1,815,300
---------------------------------------------------------
Property net income (b)  $  327,400 $  395,700 $  483,100
---------------------------------------------------------
Average occupancy               84%        87%        89%
---------------------------------------------------------

---------------------------------------------------------
CARROLLTON CROSSROADS SHOPPING CENTER (50%)
Rental revenues          $1,194,200 $1,164,300 $1,094,800
---------------------------------------------------------
Property net income      $  656,100 $  627,200 $  549,000
---------------------------------------------------------
Average occupancy               98%        98%        99%
---------------------------------------------------------
3120 SOUTHWEST FREEWAY OFFICE BUILDING (75%)
Rental revenues          $  657,900 $  707,200 $  713,100
---------------------------------------------------------
Property net income (b)  $   23,800 $   45,100 $   46,900
---------------------------------------------------------
Average occupancy               85%        91%        91%
---------------------------------------------------------
WELLINGTON NORTH OFFICE COMPLEX (C)
Rental revenues                                $  215,400
---------------------------------------------------------
Property net income (b)                        $    5,300
---------------------------------------------------------
Average occupancy                                 (c)
---------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense on the loan from the General Partner and general and administrative expenses or are related to properties previously owned by the Partnership.
(b) Property net income excludes losses from provisions for value impairment which were included in the Statement of Income and Expenses for the years ended December 31, 1995 and 1994 (see Note 7 of Notes to Financial Statements for additional information).
(c) The joint venture which owned Wellington building C, in which the Partnership had a 50% interest, disposed of Wellington C on June 8, 1994. The property net income excludes the loss from the sale of this building, which was reported by the Partnership in the Statement of Income and Expenses (see Note 6 of Notes to Financial Statements for additional information).

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31,
1995
Net results improved by $2,039,600 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The improvement was primarily due to provisions for value impairment recorded during 1995. Exclusive of the provisions for value impairment, net income decreased by $360,400 for the years under comparison. The decrease was primarily the result of diminished operating results at Indian Ridge and to a lesser extent at Park Plaza and Southwest Freeway. Also contributing to the decrease in net income was an increase in interest expense on the loan payable to the General Partner as a result of a greater average outstanding loan balance and a decrease in interest income resulting from a reduction in the average amount of funds available for short-term investments. Partially offsetting the decrease in net income was an increase in operating results at Carrollton.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


Rental revenues for the year ended December 31, 1996 decreased by $192,500 or 3.6% when compared to the year ended December 31, 1995. The primary factor which contributed to the decrease in rental revenues for the years under comparison was lower average occupancy rates at all of the Partnership's properties except Carrollton. Rental revenues at Indian Ridge decreased by $146,600 for the year ended December 31, 1996, when compared to the year ended December 31, 1995. This decrease was the result of a major tenant vacating 45,000 square feet of space in July 1995, subsequent to filing for bankruptcy. This 45,000 square feet accounted for approximately 24% of the total leasable square footage of Indian Ridge. In addition, in accordance with its lease, starting in December 1995, the other major tenant at Indian Ridge began to pay percentage rent, in lieu of the required base rent, because of the major tenant vacancy. During October 1996, a new tenant, Circuit City, completed construction and commenced operations in 45,000 square feet of this vacated space. The Circuit City lease matures on September 30, 2016. Beginning October 1, 1996, the major tenant previously paying percentage rent resumed paying the rental rates charged prior to the vacancy. In addition, rental revenues decreased at Southwest Freeway due to a decrease in average occupancy and at Park Plaza due to a decrease in base rental rates charged to new and renewing tenants.

Real estate tax expense increased by $84,500 for the years under comparison. The increase was primarily due to an increase in the 1995 tax liability (paid in 1996) at Indian Ridge resulting from an increase in the assessed value for real estate tax purposes.

Property operating expenses increased by $70,700 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The increase was primarily due to higher professional service fees at Park Plaza and Indian Ridge. Partially offsetting the increase was lower property management and leasing fees at Indian Ridge as a result of the decrease in rental revenues.

Repairs and maintenance expenses increased by $56,000 for the year ended December 31, 1996 when compared to the year ended December 31, 1995, primarily due to increased: 1) expenditures relating to the parking facility at Park Plaza; 2) snow removal and janitorial expenses at Indian Ridge and 3) expenses related to the enhancement of the appearance of Carrollton. Partially offsetting the increases were decreases at Southwest Freeway as a result of expenditures made during 1995 in order to enhance the appearance and safety features of the property.

Depreciation and amortization expense decreased by $96,400 for the years under comparison, primarily due to the effects of the provisions for value impairment recorded for several of the Partnership's properties during the year ended December 31, 1995.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED DECEMBER 31,
1994
Net results for the year ended December 31, 1995 diminished by $2,033,700 when compared to the year ended December 31, 1994. The effects of losses from provisions for value impairment in 1995 and 1994 and the net loss on the sale of a Partnership property in 1994 had significant impact on the comparison of net income (loss) for the years under comparison. As described above, the Partnership recorded (losses) from provisions for value impairment of $(2,400,000) during 1995. During 1994, the Partnership recorded a (loss) from a provision for value impairment of $(500,000).

Excluding the effects on net results of the provisions for value impairment and the (loss) from a property sale, net income for the year ended December 31, 1995 diminished by $182,600 when compared to the year ended December 31, 1994. The decrease was primarily due to a decrease in operating results of $296,200 and $87,400 at Indian Ridge and Park Plaza, respectively. Partially offsetting the decrease was: 1) an increase in interest income of $96,200 due to an increase in rates available on the Partnership's short-term investments as well as in the funds available for such investments; 2) an increase in operating results of $78,200 at Carrollton and 3) a decrease in interest expense of $11,900 as a result of a lower average amount outstanding on the loan payable to the General Partner.

For purposes of the following comparative discussion, the operating results of Wellington C have been excluded.

Rental revenues for the year ended December 31, 1995 decreased by $346,200 or 6% when compared to the year ended December 31, 1994. The primary factor which contributed to the decrease in rental revenues was a lower average occupancy rate at Indian Ridge which was the result of the loss of the major tenant, as described above. In total, rental revenues at Indian Ridge decreased $293,700 during 1995 when compared to 1994. Another contributing factor was a decrease in rental revenues of $116,100 at Park Plaza due to the uncertainties surrounding the health care industry. A substantial amount of the leasable square footage at Park Plaza is currently leased to tenants in the health care industry. In order to maintain occupancy levels at Park Plaza, the Partnership in 1994 began to offer to new and renewing tenants reduced lease rates and the use of the current year as the base year for tenant expense reimbursements. Accordingly, rental revenues at Park Plaza have decreased due to the lower average effective rental rate charged to new and renewing tenants and lower tenant expense reimbursements. Rental revenues also decreased at Park Plaza due to a reduction in lease settlement fees received from tenants which in total were $21,300 less in 1995 than in 1994. Partially offsetting the decrease in rental revenues was an increase of $75,500 in percentage rental income at Carrollton resulting from higher tenant sales which determine the amount of percentage rents to be paid to the Partnership and an increase in the average effective base rental rate charged to new and renewing tenants at 3120 Southwest Freeway.

Real estate tax expense increased by $33,900 for the years under comparison primarily due to increases at Park Plaza and 3120 Southwest Freeway as a result of projected increases in assessed property valuations and tax rates and at Carrollton as a result of an underestimate of 1994 taxes which were paid in 1995. Partially offsetting the increase was lower real estate taxes at Indian Ridge due to 1994 real estate taxes paid in 1995 being less than anticipated.

Property operating expenses decreased by $42,300 for the year ended December 31, 1995 when compared to the prior year primarily due to: 1) lower utility costs totaling $45,100 at 3120 Southwest Freeway and Park Plaza; 2) lower property management and leasing fees totaling $25,000 at Indian Ridge, Park Plaza and 3120 Southwest Freeway as a result of lower rental revenues at these properties which determines the amount of property management and leasing fees and 3) lower advertising and promotional fees of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

$16,900 at Indian Ridge. Partially offsetting the decrease in property operating expenses was: 1) an increase of $26,700 in professional service fees at Indian Ridge and 2) an increase totaling $12,500 in property office expenses primarily as a result of the purchase of new personal computers, printers and software at Park Plaza and 3120 Southwest Freeway.

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

The rate of inflation has remained relatively stable during the years under comparison and has had a minimal impact on the operating results of the Partnership. The nature of various tenant lease clauses protects the Partnership, to some extent, from increases in the rate of inflation. Certain of the lease clauses provide for the following: (1) annual rent increases based on the Consumer Price Index or graduated rental increases; (2) percentage rentals at shopping centers, for which the Partnership receives as additional rent a percentage based on a tenant's sales over predetermined amounts and (3) total or partial tenant reimbursement of property operating expenses (e.g., common area maintenance, real estate taxes, etc.).

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as defined by GAAP. The second table in Selected Financial Data of this report includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flows provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

The decrease in Cash Flow (as defined in the Partnership Agreement) of $449,000 for the year ended December 31, 1996 when compared to year ended December 31, 1995 was primarily due to the decrease in operating results of Indian Ridge, as previously discussed, exclusive of depreciation and amortization expense.

The decrease of $2,082,700 in the Partnership's cash position as of December 31, 1996 when compared to December 31, 1995 resulted primarily from the increase in investments in debt securities, distributions paid to Limited Partners and expenditures for capital and tenant improvements and leasing costs exceeding the net cash provided by operating activities. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of December 31, 1996 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities continues to be the primary source of funds to the Partnership. Net cash provided by operating activities decreased by $512,600 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The decrease was primarily due to the decrease in net income, as previously discussed. In addition, the decrease was also attributable to the timing of the receipt of rental payments at Indian Ridge and the payment of certain expenses at Southwest Freeway and Park Plaza.

The increase in net cash used for investing activities of $1,797,100 was primarily due to an increase in investments in debt securities and in amounts paid for capital expenditures, such as capital, tenant improvement and leasing costs. The increase in investments in debt securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment grade and mature less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures and spent $505,200 for capital, tenant improvement and leasing costs during the year ended December 31, 1996. Approximately $210,000 is budgeted to be spent during 1997. This budgeted amount relates to anticipated capital and tenant improvements and leasing costs of approximately $125,000 at Park Plaza and $85,000 at Indian Ridge. Actual amounts expended may vary depending on a number of factors including actual leasing activity and other market conditions throughout the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain the occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining properties for disposition.

The increase in net cash used for financing activities of $286,100 was primarily due to an increase in the payment of cash distributions to Limited Partners.

On January 17, 1997, Carrollton Crossroads Associates, a joint venture in which the Partnership owns a 50% interest, completed the sale of Carrollton. The Partnership's share of the net proceeds from this sale amounted to approximately $8,853,200. In accordance with the Partnership Agreement, 75% of the net proceeds will be distributed on May 31, 1997 to Limited Partners of record as of January 17, 1997, with the remaining 25% distributed to the General Partner to repay a portion of the loan payable to the General Partner. For further information, see Note 8 in Notes to the Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


On February 18, 1997, the joint venture in which the Partnership owns a 75% interest completed the sale of Southwest Freeway. The Partnership's share of the net proceeds from this sale amounted to approximately $2,468,300. In accordance with the Partnership Agreement, 75% of the net proceeds will be distributed on May 31, 1997 to Limited Partners of record as of February 18, 1997, with the remaining 25% distributed to the General Partner to repay a portion of the loan payable to the General Partner. For further information, see Note 8 in Notes to the Financial Statements.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. For the year ended December 31, 1996, the Partnership included $96,800 of previously undistributed Cash Flow (as defined in the Partnership Agreement) in its distributions to Limited Partners.

Distributions to Limited Partners for the quarter ended December 31, 1996 were declared in the amount of $622,600, or $1.05 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's properties as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, with the exception of the special distribution to Limited Partners on May 31, 1997 of Sales Proceeds totaling $8,491,100 or $14.32 per Unit, there can be no assurance as to the amounts of cash for future distributions to Partners.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------- -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

(a)  DIRECTORS
     ---------


     The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The Directors of FCFC, as of March 28, 1997, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1997.

         Name                                                Office
         ----                                                ------
     Samuel Zell.......................................Chairman of the Board
     Douglas Crocker II................................Director
     Sheli Z. Rosenberg................................Director

     Samuel Zell, 55, has been a Director of the General Partner since 1983 (Chairman of the Board since December 1985) and is Chairman of the Board of Equity Financial and Management Company ("EFMC") and Equity Group Investments, Inc. ("EGI"), and is a trustee and beneficiary of a general partner of Equity Holdings Limited, an Illinois Limited Partnership, a privately owned investment partnership. He is also Chairman of the Board of Directors of Chart House Enterprises, Inc., Ramco Energy plc, TeleTech Holdings Inc., Anixter International Inc., American Classic Voyages Co. and Manufactured Home Communities, Inc. ("MHC"). He is Chairman of the Board of Trustees of Equity Residential Properties Trust. He is a Director of Quality Food Centers, Inc. ("QFC") and Sealy Corporation. He is Chairman of the Board of Directors and Chief Executive Officer of Capsure Holdings Corp. and Co-Chairman of the Board of Revco D.S., Inc.

     Douglas Crocker II, 56, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been an Executive Vice President of EFMC since November 1992. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. He was President of Republic Savings Bank, F.S.B. ("Republic") from 1989 to June 1992 at which time the Resolution Trust Company took control of Republic. Mr. Crocker is a member of the Board of Directors of Horizon Group, Inc.

     Sheli Z. Rosenberg, 55, was President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and has been a Director of the General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of EFMC and EGI since November 1994; has been a Director of Great American Management and Investment Inc. ("Great American") since June 1984 and is a Director of various subsidiaries of Great American. She is also a Director of Anixter International Inc., Capsure Holdings Corp., American Classic Voyages Co., Jacor Communications, Inc., Revco D.S., Inc., Sealy Corporation, QFC and MHC. She is also a trustee of Equity Residential Properties Trust. Ms. Rosenberg is a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the General Partner and certain of their Affiliates. She had been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal bankruptcy laws on January 3, 1995.

(b,c & e) EXECUTIVE OFFICERS
          ------------------

     The Partnership does not have any executive officers. The executive officers of the General Partner as of March 28, 1997 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.


         Name                                            Office
         ----                                            ------
     Douglas Crocker II...................President and Chief Executive Officer
     Gus J. Athas.........................Senior Vice President
     Norman M. Field......................Vice President - Finance and Treasurer

     PRESIDENT AND CEO - See Table of Directors above.

     Gus J. Athas, 60, has been Senior Vice President of the General Partner since March 1995. Mr. Athas has served as Senior Vice President, General Counsel and Assistant Secretary of Great American since March 1995. Mr. Athas has served as Senior Vice President, General Counsel and Secretary of Falcon Building Products, Inc. since March 1994 and served as Vice President and Secretary from January 1994 to March 1994. Mr. Athas has served as Senior Vice President, General Counsel and Secretary of Eagle Industries, Inc. ("Eagle") since May 1993. From September 1992 to May 1993, Mr. Athas was Vice President, General Counsel and Secretary of Eagle. From November 1987 to September 1992, Mr. Athas served as Vice President, General Counsel and Assistant Secretary of Eagle. He is a director of Signet Armorlite, Inc.

     Norman M. Field, 48, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President and Treasurer of Great American from July 1983 until March 1995. Mr. Field had been Treasurer of Benefit Administrators since July 22, 1987 until its liquidation in November 1995. Benefits Administrators for protection under the Federal bankruptcy laws on January 3, 1995. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995. Equality was sold in April 1995.

(d)  FAMILY RELATIONSHIPS
     --------------------

     There are no family relationships among any of the foregoing directors and officers.

(f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
     ----------------------------------------

     With the exception of the bankruptcy matter disclosed under Items 10 (a),
     (b), (c) and (e), there are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1996. However, the General Partner and its Affiliates do compensate its directors and officers. For additional information see Item 13(a) Certain Relationships and Related Transactions.

(e) None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

(a) As of March 1, 1997, no person of record owned or was known by the Partnership to own beneficially more than 5% of the Partnership's 593,025 Units then outstanding.

(a) The Partnership has no directors or executive officers. As of March 1, 1997, the executive officers and directors of the General Partner, as a group, did not own any Units.

(a)  None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------


(a) Certain Affiliates of the General Partner provide leasing, supervisory and property management services to the Partnership. Compensation for these property management services may not exceed 6% of the gross receipts from the property being managed where the General Partner or Affiliates provide leasing, re-leasing and leasing related services, or 3% of gross receipts where the General Partner or Affiliates do not perform leasing, re-leasing and leasing related services for a particular property. For the year ended December 31, 1996, these Affiliates were entitled to leasing, supervisory and property management fees of $324,300. In addition, other Affiliates of the General Partner were entitled to receive $101,700 for fees and reimbursements from the Partnership for insurance, personnel and other services. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. A total of $48,200 of these amounts was due to Affiliates as of December 31, 1996.

     As of December 31, 1996, $40,200 was due to the General Partner for real estate commissions earned in connection with the disposition and sale of Partnership property. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until such time as the Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to Limited Partners) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

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

--------  ----------------------------------------------

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

     In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) shall be allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 15% to the General Partner and 85% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1996, the General Partner was entitled to a Partnership Management Fee, and accordingly, allocated Net Profits, of $153,400.

     In accordance with the Partnership Agreement, the General Partner made advances to the Partnership in cumulative amounts equal to the Acquisition Fees and the Partnership Management Fees which were paid to the General Partner or its Affiliates for distribution to the Limited Partners

-------- ----------------------------------------------

     on a pro rata basis to the extent that Cash Flow (as defined in the Partnership Agreement) was less than sufficient to distribute cash in amounts equal to the Limited Partners' Preferred Return (7.5% per annum noncompounding cumulative return on the Limited Partners' Capital Investment); provided, however, that the maximum amount which shall be advanced to the Partnership by the General Partner for distribution to the Limited Partners shall be the amount of Acquisition Fees and Partnership Management Fees actually paid to the General Partner or its Affiliates. Amounts advanced shall bear interest at the rate of 8.5% per annum simple interest, payable monthly. Repayment of amounts advanced shall be made only from Cash Flow (as defined in the Partnership Agreement) if and to the extent it is more than sufficient to distribute cash to the Limited Partners in amounts equal to the Limited Partners' Preferred Return and from Sale Proceeds to the extent permitted in the Partnership Agreement. During the quarter ended March 31, 1996, the General Partner advanced its Partnership Management Fee for the year ended December 31, 1995 of $161,200 to the Partnership. As of December 31, 1996, the Partnership has drawn $4,246,800, which represents the total amount of the General Partner's current commitment. Accrued interest payable to the General Partner relating to the advanced amount totaled $31,100 as of December 31, 1996.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Sheli Z. Rosenberg, President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and a director of the General Partner since December 1983, is a Principal of Rosenberg. For the year ended December 31, 1996, Rosenberg was entitled to $45,100 for legal fees from the Partnership. As of December 31, 1996, all fees due to Rosenberg have been paid. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons.

(c)  No management person is indebted to the Partnership.

(d)  None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(a,c & d) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b) Reports on Form 8-K:

      A report on Form 8-K was filed on February 3, 1997, reporting the sale of Carrollton Crossroads Shopping Center, located in Carrollton, Georgia.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 4

                               BY:  FIRST CAPITAL FINANCIAL CORPORATION
                                    GENERAL PARTNER

Dated:  March 28, 1997         By:  /s/      DOUGLAS CROCKER II
        --------------              ---------------------------------
                                             DOUGLAS CROCKER II
                                    President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  SAMUEL ZELL         March 28, 1997   Chairman of the Board and
-----------------------  --------------   Director of the General Partner
     SAMUEL ZELL

/s/  DOUGLAS CROCKER II  March 28, 1997   President, Chief Executive Officer and
-----------------------  --------------   Director of the General Partner
     DOUGLAS CROCKER II

/s/  SHELI Z. ROSENBERG  March 28, 1997   Director of the General Partner
-----------------------  --------------
     SHELI Z. ROSENBERG

/s/  GUS J. ATHAS        March 28, 1997   Senior Vice President
-----------------------  --------------
     GUS J. ATHAS

/s/  NORMAN M. FIELD     March 28, 1997   Vice President - Finance and Treasurer
-----------------------  --------------
     NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                     Pages
                                                -------------

Report of Independent Auditors                        A-2

Balance Sheets as of December
 31, 1996 and 1995                                    A-3

Statements of Partners' Capital
 for the Years Ended December
 31, 1996, 1995, and 1994                             A-3

Statements of Income and
 Expenses for the Years Ended
 December 31, 1996, 1995, and
 1994                                                 A-4

Statements of Cash Flows for the
 Years Ended December 31, 1996,
 1995, and 1994                                       A-4

Notes to Financial Statements                     A-5 to A-7

SCHEDULE FILED AS PART OF THIS REPORT

III - Real Estate and Accumulated
 Depreciation as of December 31, 1996             A-8 and A-9

All other schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto.

EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4) First Amended and Restated Certificate and Agreement of Limited Partnership as set forth on pages A-1 through A-32 of the Partnership's definitive Prospectus dated November 5, 1986 on Form S-11 Registration Statement No. 33-06149, filed pursuant to Rule 424(b), is incorporated herein by reference.

EXHIBIT (10)  Material Contracts

1996 lease agreement for a tenant at Indian Ridge, one the Partnership's most significant properties, whose 1997 expected rental payments exceed 10% of Indian Ridge's 1997 budgeted rental revenues, is attached as an exhibit.

Real Estate Agreement for the sale of Carrollton Crossroads Shopping Center filed as an exhibit to the Partnership's Report on Form 8-K dated February 3, 1997, is incorporated herein by reference.

EXHIBIT (13)  Annual Report to Security Holders

The 1995 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27)  Financial Data Schedule

                         REPORT OF INDEPENDENT AUDITORS

Partners
First Capital Institutional Real Estate, Ltd. - 4
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Institutional Real Estate, Ltd. - 4 as of December 31, 1996 and 1995, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1996, and the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Institutional Real Estate, Ltd. - 4 at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                  Ernst & Young LLP


Chicago, Illinois
March 14, 1997
                                      A-2

                FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.--4

BALANCE SHEETS
December 31, 1996 and 1995
(All dollars rounded to nearest 00s)

                                                     1996         1995
---------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $  5,050,400  $ 5,050,400
 Buildings and improvements                        38,778,200   38,273,000
---------------------------------------------------------------------------
                                                   43,828,600   43,323,400
 Accumulated depreciation and amortization        (10,382,500)  (9,091,000)
---------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                    33,446,100   34,232,400
Cash and cash equivalents                           2,572,500    4,655,200
Restricted certificates of deposit                     50,000       62,500
Investments in debt securities                      1,717,000
Rents receivable                                      213,000      225,100
Other assets                                            9,700       53,600
---------------------------------------------------------------------------
                                                 $ 38,008,300  $39,228,800
---------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Loan payable to General Partner                 $  4,246,800  $ 4,085,700
 Accounts payable and accrued expenses                775,600      732,100
 Due to Affiliates                                    119,500      138,900
 Security deposits                                     94,600       92,600
 Distributions payable                                776,100      783,900
 Other liabilities                                     50,500       61,400
---------------------------------------------------------------------------
                                                    6,063,100    5,894,600
---------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner                                     (270,300)    (270,300)
 Limited Partners (593,025 Units issued and
  outstanding)                                     32,215,500   33,604,500
---------------------------------------------------------------------------
                                                   31,945,200   33,334,200
---------------------------------------------------------------------------
                                                 $ 38,008,300  $39,228,800
---------------------------------------------------------------------------


STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1996, 1995 and 1994
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1994                           $(240,800) $39,399,500  $39,158,700
Net income for the year ended December
 31, 1994                                    168,500    1,080,700    1,249,200
Distributions for the year ended December
 31, 1994                                   (174,000)  (3,641,200)  (3,815,200)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1994                                       (246,300)  36,839,000   36,592,700
Net income (loss) for the year ended
 December 31, 1995                           137,200     (921,700)    (784,500)
Distributions for the year ended December
 31, 1995                                   (161,200)  (2,312,800)  (2,474,000)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1995                                       (270,300)  33,604,500   33,334,200
Net income for the year ended December
 31, 1996                                    153,400    1,101,700    1,255,100
Distributions for the year ended December
 31, 1996                                   (153,400)  (2,490,700)  (2,644,100)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1996                                      $(270,300) $32,215,500  $31,945,200
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

                FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.--4

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1996, 1995 and 1994
(All dollars rounded to nearest 00s except per Unit amounts)

                                                1996       1995        1994
------------------------------------------------------------------------------
Income:
 Rental                                      $5,231,900 $5,424,400  $5,986,000
 Interest                                       235,900    266,300     170,100
------------------------------------------------------------------------------
                                              5,467,800  5,690,700   6,156,100
------------------------------------------------------------------------------
Expenses:
 Interest on loan payable to General Partner    364,800    349,800     361,700
 Depreciation and amortization                1,292,200  1,388,600   1,488,300
 Property operating:
  Affiliates                                    366,300    371,300     375,700
  Nonaffiliates                                 678,000    602,300     695,300
 Real estate taxes                              703,800    619,300     625,900
 Insurance--Affiliate                            65,000     58,300      70,300
 Repairs and maintenance                        568,500    512,500     564,300
 General and administrative:
  Affiliates                                     38,600     43,500      36,300
  Nonaffiliates                                 135,500    129,600     140,200
 Loss on sale of property                                               48,900
 Provisions for value impairment                         2,400,000     500,000
------------------------------------------------------------------------------
                                              4,212,700  6,475,200   4,906,900
------------------------------------------------------------------------------
Net income (loss)                            $1,255,100 $ (784,500) $1,249,200
------------------------------------------------------------------------------
Net income allocated to General Partner      $  153,400 $  137,200  $  168,500
------------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners                                    $1,101,700 $ (921,700) $1,080,700
------------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners per Unit (593,025 Units
 outstanding)                                $     1.86 $    (1.55) $     1.82
------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1996, 1995 and 1994
(All dollars rounded to nearest 00s)

                                          1996         1995         1994
-----------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                     $ 1,255,100  $  (784,500) $ 1,249,200
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization          1,292,200    1,388,600    1,488,300
  Loss on sale of property                                            48,900
  Provisions for value impairment                0    2,400,000      500,000
  Changes in assets and liabilities:
   Decrease (increase) in rents
    receivable                              12,100       73,000       (1,600)
   Decrease in other assets                 43,200       10,600        3,500
   Increase (decrease) in accounts
    payable and accrued expenses            43,500       70,400     (176,900)
   (Decrease) increase in due to
    Affiliates                             (19,400)     (11,900)      25,500
   (Decrease) increase in other
    liabilities                            (10,900)     (17,800)      10,300
-----------------------------------------------------------------------------
    Net cash provided by operating
     activities                          2,615,800    3,128,400    3,147,200
-----------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from the sale of property                                2,168,300
 (Increase) in investments in debt
  securities                            (1,717,000)
 Decrease in restricted certificate of
  deposit                                   12,500
 Payments for capital and tenant
  improvements                            (505,200)    (412,600)    (407,000)
-----------------------------------------------------------------------------
    Net cash (used for) provided by
     investing activities               (2,209,700)    (412,600)   1,761,300
-----------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners         (2,651,900)  (2,368,200)  (3,777,000)
 Increase (decrease) in security
  deposits                                   2,000       (8,500)     (17,200)
 Proceeds from (net repayment of) loan
  payable to General Partner               161,100      174,000      (26,200)
-----------------------------------------------------------------------------
    Net cash (used for) financing
     activities                         (2,488,800)  (2,202,700)  (3,820,400)
-----------------------------------------------------------------------------
Net (decrease) increase in cash and
 cash equivalents                       (2,082,700)     513,100    1,088,100
Cash and cash equivalents at the
 beginning of the year                   4,655,200    4,142,100    3,054,000
-----------------------------------------------------------------------------
Cash and cash equivalents at the end
 of the year                           $ 2,572,500  $ 4,655,200  $ 4,142,100
-----------------------------------------------------------------------------
Supplemental information:
 Interest paid on loan payable to
  General Partner                      $   364,800  $   348,500  $   361,900
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

                FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.--4
NOTES TO FINANCIAL STATEMENTS

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

The financial statements include the Partnership's 50% interest in two joint ventures and a 75% interest in one joint venture with Affiliated partnerships. Each of these ventures were formed for the purpose of each acquiring a 100% interest in certain real property and are operated under the common control of the General Partner. In addition, the 1994 financial statements included the Partnership's 50% interest in a joint venture with an Affiliated Partnership. This joint venture disposed of its assets and liquidated in 1994. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and Partners' capital was included in the financial statements.

The Partnership is not liable for federal income taxes as the Partners recognize their proportionate share of the Partnership income or loss on their individual tax returns; therefore, no provision for income taxes is made in the financial statements of the Partnership. In addition it is not practicable for the Partnership to determine the aggregate tax bases of the individual Partners; therefore, the disclosure of the difference between the tax bases and the reported assets and liabilities of the Partnership would not be meaningful.

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

During the first quarter of 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets are impaired, and if so, how impairment losses should be measured and reported in the financial statements. Management is not aware of any indicator that would result in any significant impairment loss. Evaluation of the potential impairment of the value of the Partnership's assets is performed on an individual property basis.

Property sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Any gain or loss on sale or disposition is recognized in accordance with GAAP.

Cash equivalents are considered all highly liquid investments with a maturity of three months or less when purchased.

Investments in debt securities are comprised of corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements. As of December 31, 1996 these securities had a fair market value of $1,714,400 and unrealized losses of $(2,600). All of these securities had maturities of less than one year when purchased.

The Partnership's financial statements include financial instruments, including receivables, trade liabilities and the loan payable to the General Partner. The fair value of financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 1996 and 1995.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner shall be entitled to receive subsequent to May 4, 1988, the Termination of the Offering, a Partnership Management Fee payable annually within 60 days following the last day of each fiscal year, which shall be an amount equal to the lesser of (i) 0.5% of the net value of the Partnership's assets as of the end of such fiscal year reflected on the Certificate of Value furnished to the Limited Partners, plus, to the extent the Partnership Management Fee paid in any prior year was less than 0.5% of the net value of the Partnership's assets in such prior year, the amount of such deficit, or (ii) an amount equal to the difference between 10% of the Partnership's aggregate Cash Flow (as defined in the Partnership Agreement) for the period from the Commencement of Operations to the end of the fiscal year for which such Partnership Management Fee is payable, and the aggregate amount previously paid to the General Partner as a Partnership Management Fee. In addition, Sale Proceeds are distributed: first, 75% to all Limited Partners and 25% to the General Partner until the earlier of
(i) receipt by Limited Partners of cumulative distributions of Sale Proceeds in an amount equal to 100% of their Original Capital Contribution, or (ii) receipt by the General Partner of cumulative distributions of Sale Proceeds sufficient to repay all outstanding advances to the Partnership from the General Partner; thereafter, to the General Partner, until all outstanding advances, if any, to the Partnership from the General Partner have been repaid; thereafter, to the Limited Partners, until they have received cumulative distributions of Sale Proceeds in an amount equal to 100% of their Original Capital Contribution, plus an amount (including Cash Flow (as defined in the Partnership Agreement)) equal to a cumulative return of 6% per annum simple interest on their Capital Investment from their investment date in the Partnership; thereafter, 85% to all Limited Partners; and 15% to the General Partner, provided, however, that no distribution of the General Partner's 15% share of Sale Proceeds shall be made until Limited Partners have received the greater of (i) Sale Proceeds plus Cash Flow (as defined in the Partnership Agreement) previously received in excess of the Preferred Return equal to 125% of the Limited Partners' Original Capital Contribution, or

                FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.--4
(ii) Sale Proceeds plus all Cash Flow (as defined in the Partnership Agreement) previously received equal to their Original Capital Contribution plus a 10% per annum simple interest return on their Capital Investment from the date of investment.

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) shall be allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 15% to the General Partner and 85% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1996, the General Partner was entitled to a Partnership Management Fee, and accordingly, allocated Net Profits, of $153,400. For the year ended December 31, 1995, the General Partner was entitled to a Partnership Management Fee of $161,200 and allocated Net Profits of $137,200, which included a (loss) from provisions for value impairment of $(24,000). For the year ended December 31, 1994, the General Partner was entitled to a Partnership Management Fee of $174,000 and allocated Net Profits of $168,500, which included a (loss) from the sale of a Partnership property of $(500) and a (loss) from a provision for value impairment of $(5,000).

In accordance with the Partnership Agreement, the General Partner made advances to the Partnership in cumulative amounts equal to the Acquisition Fees and the Partnership Management Fees which were paid to the General Partner or its Affiliates for distribution to the Limited Partners on a pro rata basis to the extent that Cash Flow (as defined in the Partnership Agreement) was less than sufficient to distribute cash in amounts equal to the Limited Partners' Preferred Return (7.5% per annum noncompounding cumulative return on the Limited Partners' Capital Investment); provided, however, that the maximum amount which shall be advanced to the Partnership by the General Partner for distribution to the Limited Partners shall be the amount of Acquisition Fees and Partnership Management Fees actually paid to the General Partner or its Affiliates. Amounts advanced shall bear interest at the rate of 8.5% per annum simple interest, payable monthly. Repayment of amounts advanced shall be made only from Cash Flow (as defined in the Partnership Agreement) if and to the extent it is more than sufficient to distribute cash to the Limited Partners in amounts equal to the Limited Partners' Preferred Return and from Sale Proceeds to the extent permitted in the Partnership Agreement. As of December 31, 1996, the Partnership has drawn $4,246,800, which represents the total amount of the General Partner's current commitment. On May 31, 1997, $2,830,400 will be repaid to the General Partner in conjunction with the distribution of sales proceeds to Limited Partners from the sales of Carrollton and Southwest Freeway. For further information, see Note 8.

Fees and reimbursements paid and payable by the Partnership to Affiliates were as follows:

                                   For the Years Ended December 31,
                         -----------------------------------------------------
                               1996              1995              1994
                         ----------------- ----------------- -----------------
                           Paid   Payable    Paid   Payable    Paid   Payable
------------------------------------------------------------------------------
Property management and
 leasing fees            $339,600 $ 44,900 $343,100 $ 60,200 $310,800 $ 76,900
Real estate commissions
 (a)                         None   40,200     None   40,200     None   40,200
Interest expense on
 loan payable to
 General Partner          363,600   31,100  348,500   29,900  361,900   28,600
Reimbursement of
 property insurance
 premiums, at cost         65,000     None   58,300     None   67,600     None
Reimbursement of
 expenses, at cost:
 --Accounting              30,600    2,900   20,200    6,700   18,600    3,100
 --Investor
  communication            11,400      400   18,000    1,900   13,900    2,000
 --Legal                   45,100     None   47,300     None   48,500     None
 --Other                     None     None      900     None     None     None
------------------------------------------------------------------------------
                         $855,300 $119,500 $836,300 $138,900 $821,300 $150,800
------------------------------------------------------------------------------

(a)As of December 31, 1996, the Partnership owed $40,200 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partner or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment.

On-site property management for the Partnership's properties is provided by Affiliates of the General Partner for fees ranging from 3% to 6% of gross rents received from the properties.

3. RESTRICTED CERTIFICATES OF DEPOSIT:

Restricted certificates of deposit include a negotiable certificate of deposit of $50,000, which has been pledged as collateral for security deposits to the Houston Lighting & Power Company.

                FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.--4
4. FUTURE MINIMUM RENT:

The Partnership's share of future minimum rental income due on noncancelable leases as of December 31, 1996 was as follows (excludes Carrollton and Southwest Freeway, which were sold during the first quarter of 1997):

                    1997                                           $ 2,641,100
                    1998                                             2,188,900
                    1999                                             1,619,600
                    2000                                             1,431,000
                    2001                                             1,222,900
                    Thereafter                                       5,266,700
                             -----------------------------------
                                                                   $14,370,200
                             -----------------------------------

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from operating expense and real estate tax expense reimbursements and percentage rents. Percentage rents earned for the years ended December 31, 1996, 1995 and 1994 were $196,900, $84,300 and $7,500, respectively, which included percentage rent from Carrollton of $67,400, $75,300 and $107,900.

5. INCOME TAX:

The Partnership utilizes the accrual basis of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from income tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income and the Partnership's provisions for value impairment. The net effect of these accounting differences for the year ended December 31, 1996 was that the income for tax reporting purposes was greater than net income for financial statement purposes by $291,400. The aggregate cost of commercial rental properties for federal income tax purposes at December 31, 1996 was $46,720,800.

6. PROPERTY SALE:

On June 8, 1994, Farmington Hills Associates ("FHA"), the joint venture which owned North Valley Office Center and Wellington North Office Complex ("Wellington A, B and C"), in which the Partnership owned a 50% interest, sold Wellington C for the sale price of $4,500,000. The Partnership's share of selling expenses was $81,700. The Partnership's share of the net proceeds from this sale was $2,168,300. The Partnership recorded a total (loss) on the sale of this property of $(2,048,900) for financial statement purposes, of which $2,000,000 was recorded as of December 31, 1992 as a provision for value impairment. This sale was an all-cash transaction with no further involvement on the part of the Partnership.
7. PROVISIONS FOR VALUE IMPAIRMENT:

Due to the depressed economic environment in the retail industry, regional factors affecting the Partnership's retail and office properties and other matters relating specifically to certain of the Partnership's properties, there is uncertainty as to the Partnership's ability to recover the net carrying value of certain of its properties during the remaining estimated holding periods. Accordingly, it was deemed appropriate to reduce the bases of such properties in the Partnership's financial statements during the years ended December 31, 1995 and 1994. The provisions for value impairment were considered non-cash events for the purposes of the Statements of Cash Flows and were not utilized in the determination of Cash Flow (as defined in the Partnership Agreement).

The following is a summary of the provisions for value impairment reported by the Partnership for the years ended December 31, 1995 and 1994:

                       Property                1995      1996
                  ---------------------------------------------
             Indian Ridge Plaza Shopping
              Center                        $  900,000
             Park Plaza Professional
              Building (50%)                   900,000 $500,000
             3120 Southwest Freeway Office
              Building (75%)                   600,000
                  ---------------------------------------------
                                            $2,400,000 $500,000
                  ---------------------------------------------

8. SUBSEQUENT EVENTS:

On January 17, 1997, a joint venture in which the Partnership has a 50% interest consummated the sale of Carrollton Crossroads Shopping Center, located in Carrollton, Georgia, for a sale price of $18,100,000, of which the Partnership's share was $9,050,000. Net proceeds from this transaction approximated $8,853,200, which was net of certain closing expenses. The Partnership will report a net gain of approximately $375,000 during 1997 in connection with this sale and intends to distribute all of the net proceeds from this transaction. On May 31, 1997, in accordance with the Partnership Agreement, 75% of the net proceeds will be distributed to Limited Partners of record as of January 17, 1997, with the remaining 25% distributed to the General Partner to repay a portion of the loan payable to the General Partner.

On February 18, 1997, a joint venture in which the Partnership has a 75% interest consummated the sale of 3120 Southwest Freeway Office Building, located in Houston, Texas, for a sale price of $3,425,000, of which the Partnership's share was $2,568,750. The Partnership's share net proceeds from this transaction approximated $2,468,300, which was net of certain closing expenses. The Partnership intends to report a net gain of approximately $735,000 during 1997 in connection with this sale and will distribute all of the net proceeds from this transaction. On May 31, 1997, in accordance with the Partnership Agreement, 75% of the net proceeds will be distributed to Limited Partners of record as of February 18, 1997, with the remaining 25% distributed to the General Partner to repay a portion of the loan payable to the General Partner.

               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 4

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1996


     Column A              Column C                    Column D                           Column E
-----------------    -----------------------   -------------------------   --------------------------------------------
                         Initial cost              Costs capitalized                  Gross amount carried
                        to Partnership         subsequent to acquisition               at close of period
                     -----------------------   -------------------------   --------------------------------------------
                                   Buildings                                               Buildings
                                     and       Improve-    Carrying                            and
   Description       Land        Improvements   ments      Costs (1)         Land          Improvements    Total (2)(3)
-----------------    ----------  ------------  ---------   ----------      ---------       ------------    ------------
Office Buildings:
-----------------

Park Plaza
  Professional
  Building
  (Houston, TX)
  (50% interest)     $  803,000  $10,772,500   $2,256,000  $ 82,400        $  803,000      $11,710,900(4)  $12,513,900

3120 Southwest
  Freeway
  (Houston, TX)
  (75% interest)        737,100    1,489,200    1,225,000    30,600           737,100        2,144,800(4)    2,881,900

Shopping Centers:
-----------------

Indian Ridge Plaza
  (Mishawaka, IN)     3,009,900   15,431,100      426,000    67,000         2,509,900(4)    15,524,100(4)   18,034,000

Carrollton
  Crossroads
  (Carrollton, GA)
  (50% interest)      1,000,400    7,703,400    1,635,100    59,900         1,000,400        9,398,400      10,398,800
                     ----------  -----------   ----------  --------        ----------      -----------     -----------

                     $5,550,400  $35,396,200   $5,542,100  $239,900        $5,050,400      $38,778,200     $43,828,600
                     =========   ==========    ==========  ========        ==========      ===========     ===========

     Column A                      Column F             Column G        Column H       Column I
-----------------               ----------------        ---------       --------       ------------
                                                                                         Life on
                                                                                          which
                                                                                       depreciation
                                                                                        in latest
                                                          Date                           income
                                  Accumulated            of con-          Date         statements
  Description                   Depreciation(2)         struction       Acquired       is computed
-----------------               ----------------        ---------       --------       ------------
Office Buildings:
-----------------

Park Plaza
  Professional
  Building
  (Houston, TX)                                                                                35(5)
  (50% interest)                $ 3,997,200                 1976           1/87              5-10(6)

3120 Southwest
  Freeway
  (Houston, TX)                                                                                35(5)
  (75% interest)                  1,147,100                 1964           3/89              5-10(6)

Shopping Centers:
-----------------

Indian Ridge Plaza                                                                             35(5)
  (Mishawaka, IN)                 3,313,400                 1986           1/89              5-10(6)

Carrollton
  Crossroads
  (Carrollton, GA)                                                                             35(5)
  (50% interest)                  1,924,800                 1988           8/88              5-10(6)
                                -----------
                                $10,382,500
                                ===========

Column B - Not Applicable

See accompanying notes on the following page.

               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 4

                             NOTES TO SCHEDULE III


Note 1. Consists of legal fees, appraisal fees, title costs and other related professional fees.

Note 2. The following is a reconciliation of activity in columns E and F.


                                     December 31, 1996              December 31, 1995             December 31, 1994
                                ---------------------------    --------------------------    ----------------------------
                                               Accumulated                   Accumulated                     Accumulated
                                   Cost        Depreciation       Cost       Depreciation       Cost         Depreciation
                                -----------    ------------    -----------   ------------    -----------     ------------
Balance at beginning
  of the year                   $43,323,400    $  9,091,000    $45,310,800   $  7,703,200    $47,978,600     $  6,573,300

Additions during year:

Improvements                        505,200                        412,600                       407,000

Provision for depreciation                        1,291,500                     1,387,800                       1,487,600

Deductions
  during year:

Basis of real estate
  disposed (6)                                                                                (2,574,800)

Accumulated depreciation
  on real estate disposed                                                                                        (357,700)

Provisions for value
  impairment                                                    (2,400,000)                     (500,000)
                                -----------    ------------    -----------   ------------    -----------     ------------
Balance at end of
  the year                      $43,828,600    $ 10,382,500    $43,323,400   $  9,091,000    $45,310,800     $  7,703,200
                                ===========    ============    ===========   ============    ===========     ============

Note 3. The aggregate cost for federal income tax purposes as of December 31, 1996 was $46,720,800.

Note 4. Included provisions for value impairment. See Note 7 in Notes to Financial Statements for additional information.

Note 5.  Estimated useful life for building.

Note 6.  Estimated useful life for improvements.