Form 10-Q
period 1997-03-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 4
filed 1997-05-15
CIK 794665

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                     March 31, 1997
                          ------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                        to
                                    ----------------------    ------------------

     Commission File Number                           0-15632
                                    --------------------------------------------


      First Capital Institutional Real Estate, Ltd.-4
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Illinois                                              36-3441345
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 1100, Chicago, Illinois         60606-2607
--------------------------------------------------------     -------------------
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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                  March 31,
                                                    1997      December 31,
                                                 (Unaudited)      1996
--------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $ 3,312,800  $ 5,050,400
 Buildings and improvements                       27,249,700   38,778,200
--------------------------------------------------------------------------
                                                  30,562,500   43,828,600
Accumulated depreciation and amortization         (7,529,400) (10,382,500)
--------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                   23,033,100   33,446,100
Cash and cash equivalents                         11,201,800    2,572,500
Investments in debt securities                     3,980,900    1,717,000
Restricted cash                                       50,000       50,000
Rents receivable                                     242,800      213,000
Other assets                                          50,400        9,700
--------------------------------------------------------------------------
                                                 $38,559,000  $38,008,300
--------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Loan payable to General Partner                 $ 4,400,200  $ 4,246,800
 Accounts payable and accrued expenses               565,600      775,600
 Due to Affiliates                                    81,800      119,500
 Distributions payable                             8,807,400      776,100
 Security deposits                                    58,100       94,600
 Other liabilities                                    20,800       50,500
--------------------------------------------------------------------------
                                                  13,933,900    6,063,100
--------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                            44,800     (270,300)
 Limited Partners (593,025 Units issued and
  outstanding)                                    24,580,300   32,215,500
--------------------------------------------------------------------------
                                                  24,625,100   31,945,200
--------------------------------------------------------------------------
                                                 $38,559,000  $38,008,300
--------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1997 (Unaudited) and the year ended December 31, 1996
(All dollars rounded to nearest 00s)

                                          General      Limited
                                          Partner     Partners       Total
------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1996                                    $ (270,300) $33,604,500  $33,334,200
Net income for the year ended December
 31, 1996                                   153,400    1,101,700    1,255,100
Distributions for the year ended
 December 31, 1996                         (153,400)  (2,490,700)  (2,644,100)
------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1996                                  (270,300)  32,215,500   31,945,200
Net income for the quarter ended
 March 31, 1997                             333,900    1,153,400    1,487,300
Distributions for the quarter ended
 March 31, 1997                             (18,800)  (8,788,600)  (8,807,400)
------------------------------------------------------------------------------
Partners' capital, March 31, 1997         $  44,800  $24,580,300  $24,625,100
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1997       1996
------------------------------------------------------------------------
Income:
 Rental                                            $1,082,500 $1,308,300
 Interest                                             160,200     57,700
 Gain on sale of property                           1,128,900
------------------------------------------------------------------------
                                                    2,371,600  1,366,000
------------------------------------------------------------------------
Expenses:
 Interest on loan payable to General Partner           91,400     89,000
 Depreciation and amortization                        232,900    327,000
 Property operating:
  Affiliates                                           32,300     99,100
  Nonaffiliates                                       172,500    158,400
 Real estate taxes                                    146,700    156,100
 Insurance--Affiliate                                  11,700     16,300
 Repairs and maintenance                              147,100    129,000
 General and administrative:
  Affiliates                                            6,700     11,700
  Nonaffiliates                                        43,000     56,100
------------------------------------------------------------------------
                                                      884,300  1,042,700
------------------------------------------------------------------------
Net income                                         $1,487,300 $  323,300
------------------------------------------------------------------------
Net income allocated to General Partner            $  333,900 $   37,500
------------------------------------------------------------------------
Net income allocated to Limited Partners           $1,153,400 $  285,800
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (593,025 Units outstanding)                       $     1.94 $     0.48
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s)

                                                             1997         1996
----------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                               $ 1,487,300  $  323,300
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                               232,900     327,000
  Gain on sale of property                                 (1,128,900)
  Changes in assets and liabilities:
   (Increase) decrease in rents receivable                    (29,800)     94,000
   (Increase) decrease in other assets                        (40,700)      6,900
   (Decrease) in accounts payable and accrued expenses       (210,000)   (174,800)
   (Decrease) increase in due to Affiliates                   (37,700)     34,600
   (Decrease) in other liabilities                            (29,700)     (7,500)
----------------------------------------------------------------------------------
    Net cash provided by operating activities                 243,400     603,500
----------------------------------------------------------------------------------
Cash flows from investing activities:
 (Increase) in investments in debt securities, net         (2,263,900)
 Proceeds from sale of property                            11,333,800
 Payments for capital and tenant improvements                 (24,800)    (37,600)
 (Increase) in restricted cash                                            (25,000)
----------------------------------------------------------------------------------
    Net cash provided by (used for) investing activities    9,045,100     (62,600)
----------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                              (776,100)   (783,900)
 Proceeds received from loan payable to General Partner       153,400     161,100
 (Decrease) increase in security deposits                     (36,500)        400
----------------------------------------------------------------------------------
    Net cash (used for) financing activities                 (659,200)   (622,400)
----------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents        8,629,300     (81,500)
Cash and cash equivalents at the beginning of the period    2,572,500   4,655,200
----------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $11,201,800  $4,573,700
----------------------------------------------------------------------------------
Supplemental information:
 Interest paid to General Partner during the period       $    90,300  $   87,800
----------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1997

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 1997, are not necessarily indicative of the operating results for the year ending December 31, 1997.

The financial statements include the Partnership's 50% interest in two joint ventures and a 75% interest in another joint venture with Affiliated partnerships. Each of these ventures were formed for the purpose of each acquiring a 100% interest in certain real property and are operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and Partners' capital was included in the financial statements. One of the 50% and the 75% joint ventures sold their properties during the quarter ended March 31, 1997. For further information, see Note 3.

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

The Partnership evaluates its commercial rental properties when conditions exist which may indicate that it is possible that the sum of expected future cash flows (undiscounted) from a property is less than its carrying basis. Upon determination that an impairment has occurred, the carrying basis in the rental property is reduced to its estimated fair value. Management was not aware of any indicator that would result in a significant impairment loss during the periods reported.

Property sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Gains on sales are recognized in accordance with GAAP.

Cash equivalents are considered all highly liquid investments with a maturity of three months or less when purchased.

Investments in debt securities are comprised of corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements. As of March 31, 1997, these securities had a fair market value of $3,975,900 and unrealized losses of $(5,000). All of these securities had maturities of less than one year when purchased.

Certain reclassifications have been made to the previously reported 1996 statements in order to provide comparability with the 1997 statements. These reclassifications had no effect on net income or Partners' (deficit) capital.

Reference is made to the Partnership's annual report for the year ended December 31, 1996, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) shall be allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General

Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 15% to the General Partner and 85% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the three months ended March 31, 1997, the General Partner was entitled to a Partnership Management Fee of $18,800 and allocated Net Profits of $333,900, which included a gain allocation of $315,100 from the sale of Partnership property. For the three months ended March 31, 1996, the General Partner was entitled to a Partnership Management Fee, and accordingly, allocated Net Profits, of $37,500.

In accordance with the Partnership Agreement, the General Partner made advances to the Partnership in cumulative amounts equal to the Acquisition Fees and the Partnership Management Fees which were paid to the General Partner or its Affiliates for distribution to the Limited Partners on a pro rata basis to the extent that Cash Flow (as defined in the Partnership Agreement) was less than sufficient to distribute cash in amounts equal to the Limited Partners' Preferred Return (7.5% per annum noncompounding cumulative return on the Limited Partners' Capital Investment); provided, however, that the maximum amount which shall be advanced to the Partnership by the General Partner for distribution to the Limited Partners shall be the amount of Acquisition Fees and Partnership Management Fees actually paid to the General Partner or its Affiliates. Amounts advanced shall bear interest at the rate of 8.5% per annum simple interest, payable monthly. Repayment of amounts advanced shall be made only from Cash Flow (as defined in the Partnership Agreement) if and to the extent it is more than sufficient to distribute cash to the Limited Partners in amounts equal to the Limited Partners' Preferred Return and from Sale Proceeds to the extent permitted in the Partnership Agreement. During the quarter ended March 31, 1997, the General Partner advanced its Partnership Management Fee for the year ended December 31, 1996 of $153,400 to the Partnership. As of March 31, 1997, the Partnership has drawn $4,400,200, which represents the total amount of the General Partner's current commitment.

Fees and reimbursements paid and payable/(receivable) by the Partnership to/(from) Affiliates during the quarter ended March 31, 1997 were as follows:

                                                                  Payable
                                                         Paid   (Receivable)
----------------------------------------------------------------------------
Property management and leasing fees (a)               $ 81,300   $(6,100)
Real estate commissions (b)                                None    40,200
Interest expense on loan payable to General Partner      90,300    32,200
Reimbursement of property insurance premiums, at cost      None     9,800
Reimbursement of expenses, at cost:
 -- Accounting                                            3,000     4,500
 -- Investor communication                                  800     1,200
 -- Legal                                                 2,900      None
----------------------------------------------------------------------------
                                                       $178,300   $81,800
----------------------------------------------------------------------------

(a) Effective on December 31, 1996, the Affiliate providing property management and certain leasing services to the Partnership's shopping centers, sold its interest in its property management agreements to an unrelated party.
(b) As of March 31, 1997, the Partnership owed $40,200 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partner or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment.

On-site property management for the Partnership's office property is provided by an Affiliate of the General Partner for fees ranging from 3% to 6% of gross rents received from the property.

3. PROPERTY SALES:

On January 17, 1997, a joint venture in which the Partnership owns a 50% interest, consummated the sale of Carrollton Crossroads Shopping Center, located in Carrollton, Georgia, for a sale price of $18,100,000, of which the Partnership's share was $9,050,000. The Partnership's share of net proceeds from this transaction approximated $8,859,700, which was net of closing expenses. The Partnership reported a gain of $385,800 during the three months ended March 31, 1997 in connection with this sale and intends to distribute all of the net sales proceeds from this transaction. On May 31, 1997, in accordance with the Partnership Agreement, 75% of the net proceeds will be distributed to Limited Partners of record as of January 17, 1997, with the remaining 25% remitted to the General Partner to repay a portion of the loan payable to the General Partner.

On February 18, 1997, a joint venture in which the Partnership owns a 75% interest, consummated the sale of 3120 Southwest Freeway Office Building, located in Houston, Texas, for a sale price of $3,425,000, of which the Partnership's share was $2,568,800. The Partnership's share of net proceeds from this transaction approximated $2,474,200, which was net of closing expenses. The Partnership reported a gain of $743,100 during the three months ended March 31, 1997 in connection with this sale and intends to distribute all of the net proceeds from this transaction. On May 31, 1997, in accordance with the Partnership Agreement, 75% of the net proceeds will be distributed to Limited Partners of record as of February 18, 1997, with the remaining 25% remitted to the General Partner to repay a portion of the loan payable to the General Partner.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's Annual Report for the year ended December 31, 1996 for a discussion of the Partnership's business.

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sale price. The Partnership, in addition to being in the operation of properties phase, is also in the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Partnership operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives income generated from such real property interests.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its properties for the three months ended March 31, 1997 and 1996. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                                          Comparative
                                     Operating Results (a)
                                    For the Quarters Ended
                                      3/31/97      3/31/96
------------------------------------------------------------
INDIAN RIDGE PLAZA SHOPPING CENTER
Rental revenues                     $   489,100  $   426,200
------------------------------------------------------------
Property net income                 $   199,000  $   144,600
------------------------------------------------------------
Average occupancy                           92%          69%
------------------------------------------------------------
PARK PLAZA PROFESSIONAL BUILDING (50%)
Rental revenues                     $   392,900  $   405,800
------------------------------------------------------------
Property net income                 $    47,400  $    90,100
------------------------------------------------------------
Average occupancy                           83%          84%
------------------------------------------------------------
CARROLLTON CROSSROADS SHOPPING CENTER (50%) (B)
Rental revenues                     $   108,000  $   309,600
------------------------------------------------------------
Property net income                 $    78,400  $   174,500
------------------------------------------------------------
Average occupancy                            (b)         98%
------------------------------------------------------------
3120 SOUTHWEST FREEWAY OFFICE BUILDING (75%) (B)
Rental revenues                     $    92,500  $   162,700
------------------------------------------------------------
Property net income                 $     9,300  $    15,700
------------------------------------------------------------
Average occupancy                            (b)         83%
------------------------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as interest income, interest expense and general and administrative expenses.
(b) Property was sold during the quarter ended March 31, 1997. Property net income excludes gain on the sale of this property. For further information, see Note 3, in Notes to Financial Statements.

Net income increased by $1,164,000 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The increase was primarily the result of the effects of the sales of 3120 Southwest Freeway Office Building ("Southwest Freeway") and Carrollton Crossroads Shopping Center ("Carrollton"). Exclusive of the operating results and gains on sales of the two sold properties, net income increased by $137,600 for the periods under comparison. The increase was primarily the result of an increase in interest income earned on the Partnership's short-term investments which is the result of an increase in cash available for investment due to the receipt of Sales Proceeds. Also contributing to the increase was improved operating results at Indian Ridge Plaza Shopping Center ("Indian Ridge") and a decrease in general and administrative expenses incurred by the Partnership which was the result of a decrease in personnel costs and accounting fees. Partially offsetting the increase was diminished operating results at Park Plaza Professional Building ("Park Plaza").

The following comparative discussion excludes the operations of Southwest Freeway and Carrollton.

Rental revenues increased by $50,000 or 6% for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The increase was primarily the result of an increase in base rental income at Indian Ridge which was the result of the securing of a new major tenant for the center in October 1996. The increase was partially offset by a decrease in base rental income at Park Plaza due to a reduction in the rates charged to new and renewing tenants.

Property operating expenses decreased by $31,000 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The decrease was primarily due to a decrease in professional services at Indian Ridge which is the result of the expenditures in 1996 to secure the new major tenant. Partially offsetting the decrease was an increase in management fees at Indian Ridge due to the increased revenues generated by the property.

Real estate tax expense increased by $19,000 for the three-month periods under comparison. The increase was primarily due to a budgeted increase in real estate taxes at Park Plaza.

Repairs and maintenance expenses increased by $21,200 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The increase was primarily due to an increase in repairs to the HVAC system at Park Plaza together with an increase in snow removal costs at Indian Ridge.

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated and nonaffiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of property brochures; 2) early renewal of existing tenants' leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not be considered as

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

                                                          Comparative
                                                       Cash Flow Results
                                                        For the Quarters
                                                             Ended
                                                       3/31/97     3/31/96
----------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)   $  572,500  $ 612,800
Items of reconciliation:
 General Partnership Management Fee                       18,800     37,500
 (Increase) decrease in current assets                   (70,500)   100,900
 (Decrease) in current liabilities                      (277,400)  (147,700)
----------------------------------------------------------------------------
Net cash provided by operating activities             $  243,400  $ 603,500
----------------------------------------------------------------------------
Net cash provided by (used for) investing activities  $9,045,100  $ (62,600)
----------------------------------------------------------------------------
Net cash (used for) financing activities              $ (659,200) $(622,400)
----------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $40,300 for the three months ended March 31, 1997 when compared to three months ended March 31, 1996 was primarily due to the partial absence of 1997 Cash Flow (as defined in the Partnership Agreement) from Carrollton and Southwest Freeway due to their sale. Partially offsetting the decrease was the increase in Partnership net income, exclusive of sold properties and depreciation and amortization, as previously discussed.

The increase in the Partnership's cash position of $8,629,300 for the three months ended March 31, 1997 resulted primarily from the receipt of $11,333,800 of sales proceeds from the Partnership's two property sales. Exclusive of these Sales Proceeds, investments in debt securities, distributions paid to Limited Partners and expenditures for capital and tenant improvements and leasing costs exceeded net cash provided by operating activities by approximately $2,226,100. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of March 31, 1997 were comprised of amounts held for working capital purposes, as well as the Sale Proceeds to be distributed on May 31, 1997.

Net cash provided by operating activities continues to be a primary source of funds to the Partnership. Net cash provided by operating activities decreased by $360,100 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The decrease was primarily the result of the absence of cash provided by operations at Carrollton and Southwest Freeway due to their sales in 1997. Partially offsetting the decrease was the increase in net income, exclusive of depreciation and amortization, as previously discussed, along with the timing of the payment of certain expenses at Park Plaza.

Net cash (used for) provided by investing activities changed from $(62,600) for the three months ended March 31, 1996 to $9,045,100 for the three months ended March 31, 1997. The increase was due to the receipt of proceeds in 1997 from the sale of Southwest Freeway and Carrollton. The change was partially offset by an increase in investments in debt securities. The increase in investments in debt securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes or for distributions to Partners. These investments are of investment-grade and generally mature less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures and spent $24,800 for capital, tenant improvement and leasing costs during the three months ended March 31, 1997. Approximately $185,000 is projected to be spent during the remainder of 1997. This projected amount relates to anticipated capital and tenant improvements and leasing costs of approximately $100,000 and $85,000 at Park Plaza and Indian Ridge, respectively. Actual amounts expended may vary depending on a number of factors including actual leasing activity and other market conditions throughout the remainder of the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain the occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining properties for eventual disposition.

The increase in net cash used for financing activities of $36,800 was primarily due to a decrease in security deposits which were credited to the purchasers of Carrollton and Southwest Freeway.

On January 17, 1997, Carrollton Crossroads Associates, a joint venture in which the Partnership owns a 50% interest, completed the sale of Carrollton. The Partnership's share of the net proceeds from this sale amounted to approximately $8,859,700. On May 31, 1997, in accordance with the Partnership Agreement, 75% of the net proceeds will be distributed to Limited Partners of record as of January 17, 1997, with the remaining 25% remitted to the General Partner to repay a portion of the loan payable to the General Partner. For further information, see Note 3 in Notes to the Financial Statements.

On February 18, 1997, the joint venture in which the Partnership owns a 75% interest completed the sale of Southwest Freeway. The Partnership's share of the net proceeds from this sale amounted to approximately $2,474,200. On May 31, 1997, in accordance with the Partnership Agreement, 75% of the net proceeds will be distributed to Limited Partners of record as of February 18, 1997, with the remaining 25% remitted to the General Partner to repay a portion of the loan payable to the General Partner. For further information, see Note 3 in Notes to the Financial Statements.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the potential capital and tenant improvements and leasing costs to be made at the Partnership's two remaining properties during the next several years. For the three months ended March 31, 1997, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $276,000.

Distributions to Limited Partners for the three months ended March 31, 1997 were declared in the amount of $296,500, or $0.45 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's properties as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, exclusive of the distribution of Southwest Freeway's and Carrollton's Sales Proceeds on May 31, 1997, there can be no assurance as to the amounts of cash for future distributions to Partners.

Based upon the current estimated value of its assets, net of its outstanding liabilities, together with its expected results and capital expenditure requirement, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership may be less than such Limited Partners' original Capital Contributions.

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

Date: May 15, 1997             By: /s/ DOUGLAS CROCKER II
      ------------                 --------------------------------------
                                       DOUGLAS CROCKER II
                                   President and Chief Executive Officer

Date: May 15, 1997             By: /s/ NORMAN M. FIELD
      ------------                 --------------------------------------
                                       NORMAN M. FIELD
                                   Vice President - Finance and Treasurer