Form 10-Q
period 1997-06-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 4
filed 1997-08-13
CIK 794665

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                    June 30, 1997
                             ---------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    -------------------      -------------------

     Commission File Number                           0-15632
                                    --------------------------------------------


               First Capital Institutional Real Estate, Ltd. - 4
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Illinois                                                36-3441345
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 1100, Chicago, Illinois             60606-2607
--------------------------------------------------------            ------------
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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                  June 30,
                                                    1997      December 31,
                                                 (Unaudited)      1996
--------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $ 3,312,800  $ 5,050,400
 Buildings and improvements                       27,290,400   38,778,200
--------------------------------------------------------------------------
                                                  30,603,200   43,828,600
Accumulated depreciation and amortization         (7,753,600) (10,382,500)
--------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                   22,849,600   33,446,100
Cash and cash equivalents                          1,937,400    2,572,500
Investments in debt securities                     2,180,200    1,717,000
Restricted cash                                       50,000       50,000
Rents receivable                                     123,100      213,000
Other assets                                          51,700        9,700
--------------------------------------------------------------------------
                                                 $27,192,000  $38,008,300
--------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Loan payable to General Partner                 $ 1,569,500  $ 4,246,800
 Accounts payable and accrued expenses               554,300      775,600
 Due to Affiliates                                    50,000      119,500
 Distributions payable                               334,000      776,100
 Security deposits                                    57,400       94,600
 Other liabilities                                    24,200       50,500
--------------------------------------------------------------------------
                                                   2,589,400    6,063,100
--------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                            40,900     (270,300)
 Limited Partners (593,025 Units issued and
  outstanding)                                    24,561,700   32,215,500
--------------------------------------------------------------------------
                                                  24,602,600   31,945,200
--------------------------------------------------------------------------
                                                 $27,192,000  $38,008,300
--------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1997 (Unaudited) and the year ended December 31, 1996
(All dollars rounded to nearest 00s)

                                           General     Limited
                                           Partner    Partners       Total
------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1996                          $(270,300) $33,604,500  $33,334,200
Net income for the year ended
 December 31, 1996                          153,400    1,101,700    1,255,100
Distributions for the year ended
 December 31, 1996                         (153,400)  (2,490,700)  (2,644,100)
------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1996                         (270,300)  32,215,500   31,945,200
Net income for the six months ended June
 30, 1997                                   348,700    1,431,300    1,780,000
Distributions for the six months ended
 June 30, 1997                              (37,500)  (9,085,100)  (9,122,600)
------------------------------------------------------------------------------
Partners' capital,
 June 30, 1997                            $  40,900  $24,561,700  $24,602,600
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                     1997       1996
-----------------------------------------------------------------------
Income:
 Rental                                            $ 883,000 $1,229,800
 Interest                                            166,100     60,700
-----------------------------------------------------------------------
                                                   1,049,100  1,290,500
-----------------------------------------------------------------------
Expenses:
 Interest on loan payable to General Partner          73,800     91,300
 Depreciation and amortization                       224,200    324,800
 Property operating:
  Affiliates                                          27,300     80,400
  Nonaffiliates                                      136,000    202,600
 Real estate taxes                                   132,500    203,500
 Insurance--Affiliate                                  8,400     16,200
 Repairs and maintenance                              89,600    149,400
 General and administrative:
  Affiliates                                           3,500      9,600
  Nonaffiliates                                       35,000     37,700
Additional expense of sale of property                26,100
-----------------------------------------------------------------------
                                                     756,400  1,115,500
-----------------------------------------------------------------------
Net income                                         $ 292,700 $  175,000
-----------------------------------------------------------------------
Net income allocated to General Partner            $  14,800 $   43,100
-----------------------------------------------------------------------
Net income allocated to Limited Partners           $ 277,900 $  131,900
-----------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (593,025 Units outstanding)                       $    0.47 $     0.22
-----------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1997       1996
------------------------------------------------------------------------
Income:
 Rental                                            $1,965,500 $2,538,100
 Interest                                             326,300    118,400
 Gain on sale of property                           1,102,800
------------------------------------------------------------------------
                                                    3,394,600  2,656,500
------------------------------------------------------------------------
Expenses:
 Interest on loan payable to General Partner          165,200    180,300
 Depreciation and amortization                        457,100    651,800
 Property operating:
  Affiliates                                           59,600    179,500
  Nonaffiliates                                       308,500    361,000
 Real estate taxes                                    279,200    359,600
 Insurance--Affiliate                                  20,100     32,500
 Repairs and maintenance                              236,700    278,400
 General and administrative:
  Affiliates                                           10,200     21,300
  Nonaffiliates                                        78,000     93,800
------------------------------------------------------------------------
                                                    1,614,600  2,158,200
------------------------------------------------------------------------
Net income                                         $1,780,000 $  498,300
------------------------------------------------------------------------
Net income allocated to General Partner            $  348,700 $   80,600
------------------------------------------------------------------------
Net income allocated to Limited Partners           $1,431,300 $  417,700
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (593,025 Units outstanding)                       $     2.41 $     0.70
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s)

                                                             1997         1996
----------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                               $ 1,780,000  $  498,300
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                               457,100     651,800
  (Gain) on sale of property                               (1,102,800)
  Changes in assets and liabilities:
   Decrease in rents receivable                                89,900      83,100
   (Increase) decrease in other assets                        (42,000)      8,800
   (Decrease) in accounts payable and accrued expenses       (221,300)    (91,300)
   (Decrease) in due to Affiliates                            (69,500)     (7,600)
   (Decrease) in other liabilities                            (26,300)    (12,200)
----------------------------------------------------------------------------------
    Net cash provided by operating activities                 865,100   1,130,900
----------------------------------------------------------------------------------
Cash flows from investing activities:
 (Increase) in investments in debt securities                (463,200) (3,170,500)
 Proceeds from sale of property                            11,307,700
 Payments for capital and tenant improvements                 (65,500)   (142,200)
 (Increase) in restricted cash                                            (37,500)
----------------------------------------------------------------------------------
    Net cash provided by (used for) investing activities   10,779,000  (3,350,200)
----------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                            (9,564,700) (1,406,600)
 (Net repayment of) proceeds received from loan payable
  to General Partner                                       (2,677,300)    161,100
 (Decrease) increase in security deposits                     (37,200)        600
----------------------------------------------------------------------------------
    Net cash (used for) financing activities              (12,279,200) (1,244,900)
----------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents                  (635,100) (3,464,200)
Cash and cash equivalents at the beginning of the period    2,572,500   4,655,200
----------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $ 1,937,400  $1,191,000
----------------------------------------------------------------------------------
Supplemental information:
Interest paid to General Partner during the period        $   185,200  $  180,100
----------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1997

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1997, are not necessarily indicative of the operating results for the year ending December 31, 1997.

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

The Partnership evaluates its commercial rental properties when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a property is less than its carrying basis. Upon determination that an impairment has occurred, the carrying basis in the rental property is reduced to its estimated fair value. Management was not aware of any indicator that would result in a significant impairment loss during the periods reported.

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

Investments in debt securities are comprised of corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair value. All of these securities had maturities of less than one year when purchased.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) shall be allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1997

distributions of Sale Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 15% to the General Partner and 85% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and six months ended June 30, 1997, the General Partner was entitled to a Partnership Management Fee of $18,800 and $37,500, respectively, and allocated Net Profits of $14,800 and $348,700, respectively. The Net Profits for the six months ended June 30, 1997 included a gain allocation of $311,200.

In accordance with the Partnership Agreement, the General Partner made advances to the Partnership in cumulative amounts equal to the Acquisition Fees and the Partnership Management Fees which were paid to the General Partner or its Affiliates for distribution to the Limited Partners on a pro rata basis to the extent that Cash Flow (as defined in the Partnership Agreement) was less than sufficient to distribute cash in amounts equal to the Limited Partners' Preferred Return (7.5% per annum noncompounding cumulative return on the Limited Partners' Capital Investment); provided, however, that the maximum amount which shall be advanced to the Partnership by the General Partner for distribution to the Limited Partners shall be the amount of Acquisition Fees and Partnership Management Fees actually paid to the General Partner or its Affiliates. Amounts advanced shall bear interest at the rate of 8.5% per annum simple interest, payable monthly. Repayment of amounts advanced shall be made only from Cash Flow (as defined in the Partnership Agreement) if and to the extent it is more than sufficient to distribute cash to the Limited Partners in amounts equal to the Limited Partners' Preferred Return and from Sale Proceeds to the extent permitted in the Partnership Agreement. During the quarter ended March 31, 1997, the General Partner advanced its Partnership Management Fee for the year ended December 31, 1996 of $153,400 to the Partnership. During the quarter ended June 30, 1997 the Partnership, in accordance with the Partnership agreement, repaid the General Partner $2,830,700, which represented 25% of the Sales Proceeds from the sales of Carrollton Crossroads Shopping Center ("Carrollton") and 3120 Southwest Freeway Office Building ("Southwest Freeway"). As of June 30, 1997, the Partnership has drawn $1,569,500, which represents the total amount of the General Partner's current commitment.

Fees and reimbursements paid and (receivable) payable by the Partnership
(from)/to Affiliates during the quarter and six months ended June 30, 1997 were as follows:

                                                      Paid
                                               ------------------- (Receivable)
                                               Quarter  Six Months   Payable
-------------------------------------------------------------------------------
Property management and leasing fees           $ 24,300  $105,600    $(6,500)
Real estate commissions (a)                        None      None     40,200
Interest expense on loan payable to General
 Partner                                         94,900   185,200     11,100
Reimbursement of property insurance premiums,
 at cost                                         16,100    16,100      4,100
Reimbursement of expenses, at cost:
 -- Accounting                                    5,300     8,300        700
 -- Investor communication                        2,600     3,400        400
 -- Legal                                        27,900    30,800       None
-------------------------------------------------------------------------------
                                               $171,100  $349,400    $50,000
-------------------------------------------------------------------------------

(a) As of June 30, 1997, the Partnership owed $40,200 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partner or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment.

On-site property management for the Partnership's properties is provided by Affiliates of the General Partner for fees ranging from 3% to 6% of gross rents received from the properties.

3. PROPERTY SALES:

On January 17, 1997, a joint venture in which the Partnership owns a 50% interest, consummated the sale of Carrollton, located in Carrollton, Georgia, for a sale price of $18,100,000, of which the Partnership's share was $9,050,000. The Partnership's share of net proceeds from this transaction approximated $8,847,000, which was net of closing expenses. The Partnership reported a gain of $373,100 during the six months ended June 30, 1997 in connection with this sale. On May 31, 1997, in accordance with the Partnership Agreement, 75% of the net proceeds were distributed to Limited Partners of record as of January 17, 1997, with the remaining 25% remitted to the General Partner to repay a portion of the loan payable to the General Partner.

On February 18, 1997, the joint venture in which the Partnership owns a 75% interest, consummated the sale of Southwest Freeway, located in Houston, Texas, for a sale price of $3,425,000, of which the Partnership's share was $2,568,800. The Partnership's share of net proceeds from this transaction approximated $2,460,800, which was net of closing expenses. The Partnership reported a gain of $729,700 during the six months ended June 30, 1997 in connection with this sale. On May 31, 1997, in accordance with the Partnership Agreement, 75% of the net proceeds were distributed to Limited Partners of record as of February 18, 1997, with the remaining 25% remitted to the General Partner to repay a portion of the loan payable to the General Partner.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's annual report for the year ended December 31, 1996 for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its properties for the quarters and six months ended June 30, 1997 and 1996. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                        Comparative Operating Results (a)
                      For the Quarters     For the Six Months
                            Ended                Ended
                      6/30/97   6/30/96     6/30/97    6/30/96
---------------------------------------------------------------
INDIAN RIDGE PLAZA SHOPPING CENTER
Rental revenues      $ 512,900 $ 331,900  $ 1,002,000  $758,000
---------------------------------------------------------------
Property net income  $ 274,300 $  28,700  $   473,300  $173,300
---------------------------------------------------------------
Average occupancy          91%       76%          92%       72%
---------------------------------------------------------------
PARK PLAZA PROFESSIONAL BUILDING (50%)
Rental revenues      $ 381,200 $ 444,000  $   774,100  $849,700
---------------------------------------------------------------
Property net income  $  18,800 $  77,900  $    66,200  $168,100
---------------------------------------------------------------
Average occupancy          84%       85%          84%       85%
---------------------------------------------------------------
CARROLLTON CROSSROADS SHOPPING CENTER (50%) (B)
Rental revenues                $ 303,000  $    98,900  $612,600
---------------------------------------------------------------
Property net income            $ 163,400  $    63,400  $337,900
---------------------------------------------------------------
Average occupancy                    98%                    98%
---------------------------------------------------------------
3120 SOUTHWEST FREEWAY OFFICE BUILDING (75%) (B)
Rental revenues                $ 149,000  $    90,400  $311,700
---------------------------------------------------------------
Property net
 (loss) income                 $ (14,000) $    (2,600) $  1,700
---------------------------------------------------------------
Average occupancy                    81%                    82%
---------------------------------------------------------------

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

Unless otherwise disclosed, discussions of fluctuations between 1997 and 1996 refer to both the quarters and six months ended June 30, 1997 and 1996.

Net income increased by $1,281,700 for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996. The increase was primarily due to the gains recorded on the sale of Carrollton Crossroads Shopping Center ("Carrollton") and 3120 Southwest Freeway Office Building ("Southwest Freeway"). Also contributing to the increase was improved operating results at Indian Ridge Plaza Shopping Center ("Indian Ridge") and an increase in interest earned on the Partnership's short-term investments due to an increase in cash available for investment. Partially offsetting the increase was the absence of results in 1997 due to the property sales in the first two months of the year along with diminished operating results at Park Plaza Professional Building ("Park Plaza"). Net income, exclusive of sold properties, increased by $457,600 for the six-month periods under comparison, which was the result of the improved operating results at Indian Ridge and the increase in interest income, partially offset by diminished operating results at Park Plaza.

Net income increased by $117,700 for the quarter ended June 30, 1997 when compared to the quarter ended June 30, 1996. The increase was primarily due to improved operating results at Indian Ridge and the increase in interest income. The increase was partially offset by the diminished operating results at Park Plaza and the absence of results from the Partnership's sold properties. Net income, exclusive of sold properties, increased by $320,100 for the quarterly periods under comparison. The reasons for the increase were the same as the six month comparison, as previously discussed.

The following comparative discussion excludes the results of Carrollton and Southwest Freeway.

Rental revenues increased by $118,200 or 15.4% and $168,400 or $10.5% for the quarter and six months ended June 30, 1997 when compared to the quarter and six months ended June 30, 1996, respectively. The increases were primarily due to an increase in base rental income at Indian Ridge due to the increase in the average occupancy rates, as a result of securing of a new major tenant for the property in October 1996. Partially offsetting the increase was a decrease in base rental income at Park Plaza due to a decline in the rates charged to new and renewing tenants and a decrease in tenant expense reimbursements which resulted from an estimated billing to tenants to reconcile 1996 monthly billings, which was payable in 1997 being less than estimated.

Interest expense decreased by $17,400 and $15,100 for the periods under comparison, respectively. The decreases were due to the effects of the May 31, 1997 paydown of the Partnership's obligation to the General Partner. In accordance with the Partnership Agreement 25%, of the Sales Proceeds from Carrollton and Southwest Freeway were used on May 31, 1997 to reduce the loan payable to the General Partner.

Property operating expenses decreased by $34,300 and $37,400 for the quarter and six months ended June 30, 1997 when compared to the quarter and six months ended June 30, 1996, respectively. The decreases were primarily due to a decrease in professional services at Indian Ridge which was due to the 1996 expenditures related to securing the new major tenant. Also contributing to the decreases were lower utility costs at Indian Ridge.

Real estate tax expense decreased by $30,700 and $11,800 for the periods under comparison, respectively. The decreases were primarily due to an adjustment in 1996 of Indian Ridge's estimated taxes to actual.

Repair and maintenance expense decreased by $8,800 for the quarter ended June 30, 1997 when compared to the quarter ended June 30, 1996. The decrease was primarily due to a decrease in repairs made to improve the exterior appearance of Indian Ridge.

Repair and maintenance expense increased by $12,400 for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996. The increase was primarily due to an increase in repairs made to the HVAC system at Park Plaza and in cleaning costs at Park Plaza.

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated and unaffiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of property brochures; 2) early renewal of existing tenants' leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                                                           Comparative
                                                        Cash Flow Results
                                                     For the Six Months Ended
                                                       6/30/97       6/30/96
-------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $  1,096,800  $ 1,069,500
Items of reconciliation:
 General Partner's Partnership Management Fee              37,500       80,600
 Decrease in current assets                                47,900       91,900
 (Decrease) in current liabilities                       (317,100)    (111,100)
-------------------------------------------------------------------------------
Net cash provided by operating activities            $    865,100  $ 1,130,900
-------------------------------------------------------------------------------
Net cash provided by (used for) investing
 activities                                          $ 10,779,000  $(3,350,200)
-------------------------------------------------------------------------------
Net cash (used for) financing activities             $(12,279,200) $(1,244,900)
-------------------------------------------------------------------------------

The increase in Cash Flow (as defined in the Partnership Agreement) of $27,300 for the six months ended June 30, 1997 when compared to six months ended June 30, 1996 was primarily due to the increase in operating results of Indian Ridge and in interest income earned on the Partnership's short-term investments, as previously discussed, exclusive of depreciation and amortization expense. Partially offsetting the increase was the effects of the Partnership's sold properties and the diminished operating results at Park Plaza.

The decrease in the Partnership's cash position for the six months ended June 30, 1997 resulted primarily from the investments in debt securities, distributions paid to Limited Partners and expenditures for capital and tenant improvements and leasing costs exceeding the net cash provided by operating activities and the Proceeds from the sale of Partnership properties. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of June 30, 1997 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities decreased by $265,800 for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996. The decrease was primarily the result of the partial absence of operations at Carrollton and Southwest Freeway due to their sales during the first quarter of 1997. Partially offsetting the decrease was the increase in net income, exclusive of depreciation and amortization, as previously discussed, and the timing of receipt of rental payments at Indian Ridge.

Net cash (used for) provided by investing activities changed from $(3,350,200) for the six months ended June 30, 1996 to $10,779,000 for the six months ended June 30, 1997. The change was primarily due to the receipt of proceeds in 1997 from the sales of Southwest Freeway and Carrollton. The change was partially offset by an increase in investments in debt securities. The increase in investments in debt securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment-grade and generally mature less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures and spent $65,500 for capital and tenant improvements and leasing costs during the six months ended June 30, 1997. Approximately $150,000 is projected to be spent during the remainder of 1997. This projected amount relates to anticipated capital and tenant improvements and leasing costs of approximately $85,000 at Park Plaza and $65,000 at Indian Ridge. Actual amounts expended may vary depending on a number of factors including actual leasing activity and other market conditions throughout the remainder of the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain the occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining properties for eventual disposition.

The increase in net cash used for financing activities of $11,034,300 was primarily due to an increase in the payment of cash distributions to Limited Partners, which was the result of the May 31, 1997 payment of the special distribution of Sales Proceeds.

On January 17, 1997, Carrollton Crossroads Associates, a joint venture in which the Partnership owns a 50% interest, completed the sale of Carrollton. The Partnership's share of the net proceeds from this sale amounted to approximately $8,847,000. On May 31, 1997, in accordance with the Partnership Agreement, 75% of the net proceeds were distributed to Limited Partners of record as of January 17, 1997, with the remaining 25% remitted to the General Partner to repay a portion of the loan payable to the General Partner. For further information, see Note 3 in Notes to the Financial Statements.

On February 18, 1997, the joint venture in which the Partnership owns a 75% interest completed the sale of Southwest Freeway. The Partnership's share of the net proceeds from this sale amounted to approximately $2,460,800. On May 31, 1997, in accordance with the Partnership Agreement, 75% of the net proceeds were distributed to Limited Partners of record as of February 18, 1997, with the remaining 25% remitted to the General Partner to repay a portion of the loan payable to the General Partner. For further information, see Note 3 in Notes to the Financial Statements

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. For the six months ended June 30, 1997, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $503,800.

Distributions to Limited Partners for the quarter ended June 30, 1997 were declared in the amount of $296,500, or $.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's properties as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Partners.

                          PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

     (a) Exhibits:  None

     (b) Reports on Form 8-K:

         There were no reports filed on Form 8-K during the quarter ended June 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 4

                               By: FIRST CAPITAL FINANCIAL CORPORATION
                                   GENERAL PARTNER

Date:  August 14, 1997         By:  /s/  DOUGLAS CROCKER II
       ---------------             -------------------------------------
                                         DOUGLAS CROCKER II
                                   President and Chief Executive Officer

Date:  August 14, 1997         By: /s/  NORMAN M. FIELD
       ---------------             -------------------------------------
                                        NORMAN M. FIELD
                                   Vice President - Finance and Treasurer