Form 10-Q
period 1997-09-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 4
filed 1997-11-13
CIK 794665

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                   September 30, 1997
                          ------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                    -------------------    ---------------------

     Commission File Number                           0-15632
                            ----------------------------------------------------


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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                 September 30,
                                                     1997      December 31,
                                                  (Unaudited)      1996
----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                             $ 3,312,800  $  5,050,400
 Buildings and improvements                        27,357,500    38,778,200
----------------------------------------------------------------------------
                                                   30,670,300    43,828,600
Accumulated depreciation and amortization          (7,978,100)  (10,382,500)
----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                    22,692,200    33,446,100
Cash and cash equivalents                           2,703,500     2,572,500
Investments in debt securities                      1,705,000     1,717,000
Restricted cash                                        50,000        50,000
Rents receivable                                       14,000       213,000
Other assets                                           42,200         9,700
----------------------------------------------------------------------------
                                                  $27,206,900  $ 38,008,300
----------------------------------------------------------------------------

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Loan payable to General Partner                  $ 1,569,500  $  4,246,800
 Accounts payable and accrued expenses                686,400       775,600
 Due to Affiliates                                     39,700       119,500
 Distributions payable                                352,800       776,100
 Security deposits                                     57,200        94,600
 Other liabilities                                     25,400        50,500
----------------------------------------------------------------------------
                                                    2,731,000     6,063,100
----------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                             40,900      (270,300)
 Limited Partners (593,025 Units issued and
  outstanding)                                     24,435,000    32,215,500
----------------------------------------------------------------------------
                                                   24,475,900    31,945,200
----------------------------------------------------------------------------
                                                  $27,206,900  $ 38,008,300
----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1997 (Unaudited) and the year ended December 31, 1996
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1996                                      $(270,300) $33,604,500  $33,334,200
Net income for the year ended December
 31, 1996                                    153,400    1,101,700    1,255,100
Distributions for the year ended December
 31, 1996                                   (153,400)  (2,490,700)  (2,644,100)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1996                                       (270,300)  32,215,500   31,945,200
Net income for the nine months ended
 September 30, 1997                          367,500    1,601,100    1,968,600
Distributions for the nine months ended
 September 30, 1997                          (56,300)  (9,381,600)  (9,437,900)
-------------------------------------------------------------------------------
Partners' capital, September 30, 1997      $  40,900  $24,435,000  $24,475,900
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                     1997      1996
----------------------------------------------------------------------
Income:
 Rental                                            $817,600 $1,300,300
 Interest                                            58,600     63,800
----------------------------------------------------------------------
                                                    876,200  1,364,100
----------------------------------------------------------------------
Expenses:
 Interest on loan payable to General Partner         34,200     92,200
 Depreciation and amortization                      224,900    319,500
 Property operating:
  Affiliates                                         24,800     96,900
  Nonaffiliates                                     140,300    179,100
 Real estate taxes                                  113,400    156,200
 Insurance--Affiliate                                 8,900     16,200
 Repairs and maintenance                            104,900    140,200
 General and administrative:
  Affiliates                                          8,500     10,700
  Nonaffiliates                                      27,700     21,400
----------------------------------------------------------------------
                                                    687,600  1,032,400
----------------------------------------------------------------------
Net income                                         $188,600 $  331,700
----------------------------------------------------------------------
Net income allocated to General Partner            $ 18,800 $   40,300
----------------------------------------------------------------------
Net income allocated to Limited Partners           $169,800 $  291,400
----------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (593,025 Units outstanding)                       $   0.29 $     0.49
----------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1997       1996
------------------------------------------------------------------------
Income:
 Rental                                            $2,783,100 $3,838,400
 Interest                                             384,900    182,200
 Gain on sale of property                           1,102,800
------------------------------------------------------------------------
                                                    4,270,800  4,020,600
------------------------------------------------------------------------
Expenses:
 Interest on loan payable to General Partner          199,400    272,500
 Depreciation and amortization                        682,000    971,300
 Property operating:
  Affiliates                                           84,400    276,400
  Nonaffiliates                                       448,800    540,100
 Real estate taxes                                    392,600    515,800
 Insurance--Affiliate                                  29,000     48,700
 Repairs and maintenance                              341,600    418,600
 General and administrative:
  Affiliates                                           18,700     32,000
  Nonaffiliates                                       105,700    115,200
------------------------------------------------------------------------
                                                    2,302,200  3,190,600
------------------------------------------------------------------------
Net income                                         $1,968,600 $  830,000
------------------------------------------------------------------------
Net income allocated to General Partner            $  367,500 $  120,900
------------------------------------------------------------------------
Net income allocated to Limited Partners           $1,601,100 $  709,100
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (593,025 Units outstanding)                       $     2.70 $     1.20
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s)

                                                            1997         1996
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                              $ 1,968,600  $  830,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                              682,000     971,300
  (Gain) on sale of property                              (1,102,800)
  Changes in assets and liabilities:
  Decrease in rents receivable                               199,000     121,400
  (Increase) decrease in other assets                        (32,900)     23,300
  (Decrease) increase in accounts payable and accrued
   expenses                                                  (89,200)     19,800
  (Decrease) in due to Affiliates                            (79,800)    (17,900)
  (Decrease) in other liabilities                            (25,100)    (12,100)
---------------------------------------------------------------------------------
   Net cash provided by operating activities               1,519,800   1,935,800
---------------------------------------------------------------------------------
Cash flows from investing activities:
 Net decrease (increase) in investments in debt
  securities                                                  12,000  (3,364,100)
 Proceeds from sale of property                           11,307,700
 Payments for capital and tenant improvements               (132,600)   (231,300)
 (Increase) in restricted cash                                           (37,500)
---------------------------------------------------------------------------------
   Net cash provided by (used for) investing activities   11,187,100  (3,632,900)
---------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                           (9,861,200) (2,029,300)
 (Net repayment of) proceeds received from loan payable
  to General Partner                                      (2,677,300)    161,100
 (Decrease) in security deposits                             (37,400)       (100)
---------------------------------------------------------------------------------
   Net cash (used for) financing activities              (12,575,900) (1,868,300)
---------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         131,000  (3,565,400)
Cash and cash equivalents at the beginning of the
 period                                                    2,572,500   4,655,200
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period       $ 2,703,500  $1,089,800
---------------------------------------------------------------------------------
Supplemental information:
Interest paid to General Partner during the period       $   230,500  $  272,300
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1997
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1997, are not necessarily indicative of the operating results for the year ending December 31, 1997.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) shall be allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 15% to the General Partner and 85% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and nine months ended September 30, 1997, the General Partner was entitled to a Partnership Management Fee of $18,800 and $56,300, respectively, and allocated Net Profits of $18,800 and $367,500, respectively. The Net Profits for the nine months ended September 30, 1997 included a gain allocation from property sales of $311,200.

In accordance with the Partnership Agreement, the General Partner made advances to the Partnership in cumulative amounts equal to the Acquisition Fees and the Partnership Management Fees which were paid to the General Partner or its Affiliates for distribution to the Limited Partners on a pro rata basis to the extent that Cash Flow (as defined in the Partnership Agreement) was less than sufficient to distribute cash in amounts equal to the Limited Partners' Preferred Return (7.5% per annum noncompounding cumulative return on the Limited Partners' Capital Investment); provided, however, that the maximum amount which shall be advanced to the Partnership by the General Partner for distribution to the Limited Partners shall be the amount of Acquisition Fees and Partnership Management Fees actually paid to the General Partner or its Affiliates. Amounts advanced shall bear interest at the rate of 8.5% per annum simple interest, payable monthly. Repayment of amounts advanced shall be made only from Cash Flow (as defined in the Partnership Agreement) if and to the extent it is more than sufficient to distribute cash to the Limited Partners in amounts equal to the Limited Partners' Preferred Return and from Sale Proceeds to the extent permitted in the Partnership Agreement. During the quarter ended March 31, 1997, the General Partner advanced its Partnership Management Fee for the year ended December 31, 1996 of $153,400 to the Partnership. During the quarter ended June 30, 1997 the Partnership, in accordance with the Partnership agreement, repaid the General Partner $2,830,700, which represented 25% of the Sales Proceeds from the sales of Carrollton Crossroads Shopping Center ("Carrollton") and 3120 Southwest Freeway Office Building ("Southwest Freeway"). As of September 30, 1997, the Partnership has drawn $1,569,500 (net of repayments), which represents the total amount of the General Partner's current commitment.

Fees and reimbursements paid and (receivable) payable by the Partnership
(from)/to Affiliates during the quarter and nine months ended September 30, 1997 were as follows:

                                                     Paid
                                             -------------------- (Receivable)
                                             Quarter  Nine Months   Payable
------------------------------------------------------------------------------
Property management and leasing fees         $ 22,100  $127,700     $(6,500)
Real estate commissions (a)                      None      None      40,200
Interest expense on loan payable to General
 Partner                                       45,300   230,500        None
Reimbursement of property insurance
 premiums, at cost                             12,900    29,000        None
Legal                                           2,100    32,900        None
Reimbursement of expenses, at cost:
 -- Accounting                                  2,200    10,500       3,800
 -- Investor communication                      1,400     4,800       2,200
------------------------------------------------------------------------------
                                             $ 86,000  $435,400     $39,700
------------------------------------------------------------------------------

(a) As of September 30, 1997, the Partnership owed $40,200 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partner or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment.

On-site property management for Park Plaza Professional Office Building is provided by an Affiliate of the General Partner for fees ranging from 3% to 6% of gross rents received from the property.

3. PROPERTY SALES:

On January 17, 1997, a joint venture in which the Partnership owns a 50% interest, consummated the sale of Carrollton, located in Carrollton, Georgia, for a sale price of $18,100,000, of which the Partnership's share was $9,050,000. The Partnership's share of net proceeds from this transaction approximated $8,847,000, which was net of closing expenses. The Partnership reported a gain of $373,100 during the nine months ended September 30, 1997 in connection with this sale. On May 31, 1997, in accordance with the Partnership Agreement, 75% of the net proceeds were distributed to Limited Partners of record as of January 17, 1997, with the remaining 25% remitted to the General Partner to repay a portion of the loan payable to the General Partner.

On February 18, 1997, the joint venture in which the Partnership owns a 75% interest, consummated the sale of Southwest Freeway, located in Houston, Texas, for a sale price of $3,425,000, of which the Partnership's share was $2,568,800. The Partnership's share of net proceeds from this transaction approximated $2,460,700, which was net of closing expenses. The Partnership reported a gain of $729,700 during the nine months ended September 30, 1997 in connection with this sale. On May 31, 1997, in accordance with the Partnership Agreement, 75% of the net proceeds were distributed to Limited Partners of record as of February 18, 1997, with the remaining 25% remitted to the General Partner to repay a portion of the loan payable to the General Partner.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's annual report for the year ended December 31, 1996 for a discussion of the Partnership's business.

OPERATIONS
The Partnership is in the disposition phase of its life cycle. During the disposition phase, comparisons of operating results are complicated due to the timing and affect of property sales. Partnership operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives income generated from such real property interests. During the first quarter of 1997, the Partnership sold its interests in Carrollton Crossroads Shopping Center ("Carrollton") and 3120 Southwest Freeway Office Building ("Southwest Freeway"). Carrollton and Southwest Freeway are hereafter referred to as the Sold Properties. For further information, see
Note 3 in Notes to Financial Statements.

The table below is a recap of the Partnership's share of certain operating results of each of its properties for the quarters and nine months ended September 30, 1997 and 1996. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                        Comparative Operating Results (a)
                     For the Quarters   For the Nine Months
                           Ended               Ended
                     9/30/97  9/30/96   9/30/97    9/30/96
------------------------------------------------------------
INDIAN RIDGE PLAZA SHOPPING CENTER
Rental revenues      $479,200 $441,500 $1,481,200 $1,199,500
------------------------------------------------------------
Property net income  $211,300 $146,300 $  684,600 $  319,600
------------------------------------------------------------
Average occupancy         89%      91%        91%        79%
------------------------------------------------------------
PARK PLAZA PROFESSIONAL BUILDING
 (50%)
Rental revenues      $400,900 $403,500 $1,175,000 $1,253,200
------------------------------------------------------------
Property net income  $ 50,400 $ 86,000 $  116,600 $  254,100
------------------------------------------------------------
Average occupancy         86%      83%        85%        84%
------------------------------------------------------------
SOLD PROPERTIES
Rental revenues               $455,300 $  126,900 $1,379,700
------------------------------------------------------------
Property net income           $164,700 $      600 $  504,300
------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense and general and administrative expenses.

Unless otherwise disclosed, discussions of fluctuations between 1997 and 1996 refer to both the quarters and nine months ended September 30, 1997 and 1996.

Net income increased by $1,138,600 for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996. The increase was primarily due to the gains recognized on the sales of the Sold Properties. Also contributing to the increase was improved operating results at Indian Ridge Plaza Shopping Center ("Indian Ridge") and an increase in interest earned on the Partnership's short-term investments due to an increase in cash available for investment. Partially offsetting the increase was the absence of results in 1997 due to the two property sales in the first two months of the year together with diminished operating results at Park Plaza Professional Building ("Park Plaza"). Net income, exclusive of Sold Properties, increased by $539,600 for the nine-month periods under comparison.

Net income decreased by $143,100 for the quarter ended September 30, 1997 when compared to the quarter ended
September 30, 1996. The decrease was primarily due to the diminished operating results at Park Plaza and the absence of results from the Sold Properties. The decrease was partially offset by improved operating results at Indian Ridge and a decrease in interest expense on the loan payable to the General Partner. Net income, exclusive of sold properties, increased by $81,900 for the quarterly periods under comparison.

The following comparative discussion excludes the results of the Sold
Properties.

Rental revenues increased by $35,100 or 4.2% and $203,500 or $8.3% for the quarter and nine months ended September 30, 1997 when compared to the quarter and nine months ended September 30, 1996, respectively. The increases were primarily due to an increase in base rental income at Indian Ridge due to the addition of a new major tenant to the property in October 1996. Partially offsetting the increases were decreases in base rental income at Park Plaza due to a decline in the rates charged to new and renewing tenants. Also offsetting the increase, for the nine-month periods under comparison, was a decrease in tenant expense reimbursements at Park Plaza resulting from an estimated billing to tenants to reconcile 1996, which was payable in 1997 being less than estimated.

Interest expense decreased by $58,000 and $73,100 for the periods under comparison, respectively. The decreases were primarily due to the effects of the $2,830,700 paydown on May 31, 1997 of the Partnership's loan payable to the General Partner. In accordance with the Partnership Agreement 25% of the Sales Proceeds from Carrollton and Southwest Freeway were used on May 31, 1997 to partially repay the loan payable to the General Partner.

Property operating expenses decreased by $17,700 and $55,100 for the quarter and nine months ended September 30, 1997 when compared to the quarter and nine months ended September 30, 1996, respectively. The decreases were primarily due to a decrease in professional services at Indian Ridge which was due to the significant 1996 expenditures related to securing the new major tenant.

Real estate tax expense decreased by $14,100 for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996. The decrease was primarily due to an increase in 1996 in Indian Ridge's estimated taxes. Real estate tax expense remained relatively unchanged for the quarterly periods under comparison.

Repair and maintenance expense increased by $15,000 and $27,400 for the quarter and nine months ended September 30, 1997 when compared to the quarter and nine months ended September 30, 1996, respectively. The increases were primarily due to increases in repairs made to the HVAC system and in cleaning costs at Park Plaza.

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

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                                                           Comparative
                                                        Cash Flow Results
                                                       For the Nine Months
                                                              Ended
                                                       9/30/97       9/30/96
-------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $  1,491,500  $ 1,680,400
Items of reconciliation:
 General Partner's Partnership Management Fee              56,300      120,900
 Decrease in current assets                               166,100      144,700
 (Decrease) in current liabilities                       (194,100)     (10,200)
-------------------------------------------------------------------------------
Net cash provided by operating activities            $  1,519,800  $ 1,935,800
-------------------------------------------------------------------------------
Net cash provided by (used for) investing
 activities                                          $ 11,187,100  $(3,632,900)
-------------------------------------------------------------------------------
Net cash (used for) financing activities             $(12,575,900) $(1,863,300)
-------------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $188,900 for the nine months ended September 30, 1997 when compared to nine months ended September 30, 1996 was primarily due to the effects of the Sold Properties and the diminished operating results at Park Plaza. Partially offsetting the decrease was the increase in operating results of Indian Ridge and in interest income earned on the Partnership's short-term investments, as previously discussed.

The increase in the Partnership's cash position for the nine months ended September 30, 1997 resulted primarily from the net cash provided by operating activities exceeding distributions (excluding distributions of Sales Proceeds) paid to Limited Partners and expenditures for capital and tenant improvements and leasing costs. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of September 30, 1997 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities decreased by $416,000 for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996. The decrease was primarily the result of the absence of operations at Carrollton and Southwest Freeway due to their sales during the first quarter of 1997. Partially offsetting the decrease was the increase in net income, exclusive of depreciation and amortization, as previously discussed, and the timing of the payment of certain expenses at Park Plaza.

Net cash (used for) provided by investing activities changed from $(3,632,900) for the nine months ended September 30, 1996 to $11,187,100 for the nine months ended September 30, 1997. The change was primarily due to the receipt of proceeds in 1997 from the sales of Southwest Freeway and Carrollton.

The Partnership maintains working capital reserves to pay for capital expenditures and spent $132,600 for capital and tenant improvements and leasing costs during the nine months ended September 30, 1997. Approximately $50,000 is projected to be spent during the remainder of 1997. This projected amount relates to anticipated capital and tenant improvements and leasing costs of approximately $25,000 at Park Plaza and $25,000 at Indian Ridge. Actual amounts expended may vary depending on a number of factors including actual leasing activity and other market conditions throughout the remainder of the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain the occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining properties for eventual disposition.

The increase in net cash used for financing activities of $10,712,600 was due to the Partnership's utilization of Sales Proceeds from the Sold Properties to make a May 31, 1997 special distribution to Limited Partners and repay a portion of the loan payable to the General Partner.

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

On February 18, 1997, the joint venture in which the Partnership owns a 75% interest completed the sale of Southwest Freeway. The Partnership's share of the net proceeds from this sale amounted to $2,460,700. On May 31, 1997, in accordance with the Partnership Agreement, 75% of the net proceeds were distributed to Limited Partners of record as of February 18, 1997, with the remaining 25% remitted to the General Partner to repay a portion of the loan payable to the General Partner. For further information, see Note 3 in Notes to the Financial Statements.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. For the nine months ended September 30, 1997, Cash Flow (as defined in the
Partnership Agreement) retained to supplement working capital reserves amounted to $602,000.

Distributions to Limited Partners for the quarter ended September 30, 1997 were declared in the amount of $296,500, or $.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's properties as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Partners.

Based upon the current estimate fair value of its assets, net of its outstanding liabilities, together with its expected operating results and capital expenditure requirements, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership may be less than such Limited Partners' original Capital Contributions.

                         PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

     (a)  Exhibits: None

     (b)  Reports on Form 8-K:

          There were no reports filed on Form 8-K during the quarter ended September 30, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 4

                               By: FIRST CAPITAL FINANCIAL CORPORATION
                                   GENERAL PARTNER

Date: November 14, 1997        By: /s/  DOUGLAS CROCKER II
      -----------------            --------------------------------------
                                        DOUGLAS CROCKER II
                                   President and Chief Executive Officer


Date: November 14, 1997        By: /s/  NORMAN M. FIELD
      -----------------            --------------------------------------
                                        NORMAN M. FIELD
                                   Vice President - Finance and Treasurer