Form 10-K405
period 1997-12-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 4
filed 1998-03-30
CIK 794665

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                  December 31, 1997
                                   -----------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    -------------------      ----------------
     Commission File Number                            0-15632
                                    -----------------------------------------


               First Capital Institutional Real Estate, Ltd. - 4
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Illinois                                                36-3441345
---------------------------                                --------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

Two North Riverside Plaza, Suite 1000, Chicago, Illinois        60606-2607
--------------------------------------------------------   --------------------
       (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code            (312) 207-0020
                                                            -------------------

Securities registered pursuant to Section 12(b) of the Act:         NONE
                                                            -------------------

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

The business of the Partnership is to invest primarily in existing commercial income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of commercial income-producing real estate. From January 1987 to March 1989, the Partnership made one real property investment and purchased 50% interests in three joint ventures and a 75% interest in one joint venture each with Affiliated partnerships. Two of the 50% joint ventures and the 75% joint venture were each formed for the purpose of acquiring a 100% interest in certain real property and one 50% joint venture was formed for the purpose of participating in a mortgage loan investment, which was recognized as of July 1, 1990 as being foreclosed in-substance and was recorded as two real property investments. All of the Partnership's joint ventures, prior to dissolution, were operated under the common control of First Capital Financial Corporation (the "General Partner"). Through December 31, 1997, the Partnership, with its respective joint venture partners, dissolved the 50% joint venture which was originally formed for the purpose of participating in a mortgage loan investment and the three remaining joint venture interests as a result of the sale and/or disposition of the five real property investments.

Property management services for the Partnership's real estate investment is provided by a third party for fees calculated as a percentage of gross rents received from the properties.

The real estate business is highly competitive. The results of operations of the Partnership will depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of these tenants. The property owned by the Partnership frequently competes for tenants with similar properties owned by others.

As of March 1, 1998, there was one employee at the Partnership's property for on-site property maintenance and administration.

ITEM 2.  PROPERTIES (a)(b)
-------  -----------------

As of December 31, 1997, the Partnership owned Indian Ridge Shopping Center ("Indian Ridge"), located in Mishawaka, Indiana. Indian Ridge has 186,297 net leasable square feet of which 90%, 92%, 72%, 98% and 98% was occupied as of December 31, 1997, 1996, 1995, 1994 and 1993, respectively. The average annual rental per square foot, as computed by dividing the property's base revenues by its average occupied square footage, for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 was $9.11, $7.77, $8.72, $9.32 and $9.18,
respectively.

For federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of Indian Ridge allocable to real property (exclusive of land), and all improvements, over a useful life of 40 years, utilizing the straight-line method. In the opinion of the General Partner, Indian Ridge is adequately insured and serviced by all necessary utilities. 1997 real estate taxes for Indian Ridge were $297,400.

As of December 31, 1997 there were 25 tenants at Indian Ridge. The tenants which occupy ten percent or more of the rentable square footage of Indian Ridge are Circuit City, an audio visual store, and T.J. Maxx, a department store, occupying 23% and 16% of the net leasable square footage of Indian Ridge, respectively. The per annum base rents provided for in the Circuit City lease, which expires on January 31, 2016 and has one five year renewal option, will be $288,800 during 1998 and for each year for the remainder of the current lease. The per annum base rents provided for in the T.J. Maxx lease, which expires on January 31, 2003 and has two five year renewal options, will be $243,700 in 1998 and for each year for the remainder of the current lease.

The amounts in the following table represent the base rental revenue from leases in their respective year of expiration (assuming no lease renewals) through the year ended December 31, 2007:

                              Number                                       Base Rents in Year           % of Total
       Year                 of Tenants             Square Feet              of Expiration (a)         Base Rents (b)
------------------    --------------------    --------------------      -----------------------     ---------------
       1998                    5                     19,167                    $ 174,400                 11.20%
       1999                    3                      6,781                    $  55,700                  4.07%
       2000                    4                      6,495                    $  83,000                  6.37%
       2001                    2                      4,000                    $  22,200                  1.84%
       2002                    3                     20,400                    $  69,900                  6.91%
       2003                    2                     41,975                    $  85,300                 12.15%
       2004                    0                       None                         None                     0%
       2005                    1                      6,004                    $  96,100                 15.37%
       2006                    1                      2,500                    $   6,000                  1.21%
       2007                    0                       None                         None                     0%

(a)  Represents the base rents to be collected each year on expiring leases.

(b) Represents the base rents to be collected each year on expiring leases as a percentage of the Partnership's total base rents to be collected on leases in effect as of December 31, 1997.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

(a & b)   The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1997. Ordinary routine legal matters incidental to the business which was not deemed material were pursued during the quarter ended December 31, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

(a, b, c & d)  None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS
-------  ----------------------------------------------------------------------

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 1998, there were 4,401 Holders of Units.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

ITEM 6. SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                          ------------------------------------------------------------
                             1997        1996        1995         1994        1993
--------------------------------------------------------------------------------------
Total revenues            $ 5,217,700 $ 5,467,800 $ 5,690,700  $ 6,156,100 $ 6,174,800
Net income (loss)         $ 2,177,700 $ 1,255,100 $  (784,500) $ 1,249,200 $ 1,623,300
Net income (loss)
 allocated to Limited
 Partners (a)             $ 1,753,700 $ 1,101,700 $  (921,700) $ 1,080,700 $ 1,107,600
Net income (loss)
 allocated to Limited
 Partners per Unit
 (593,025 Units
 outstanding) (a)         $      2.96 $      1.86 $     (1.55) $      1.82 $      1.87
Total assets              $26,914,800 $38,008,300 $39,228,800  $42,175,300 $44,887,600
Loan payable to General
 Partner                  $ 1,569,500 $ 4,246,800 $ 4,085,700  $ 3,911,700 $ 3,937,900
Distributions to Limited
 Partners per Unit
 (593,025 Units
 outstanding) (b)         $     27.32 $      4.20 $      3.90  $      6.14 $      2.26
Return of capital to
 Limited Partners per
 Unit (593,025 Units
 outstanding) (c)         $     24.36 $      2.34 $      3.90  $      4.32 $      0.39
OTHER DATA:
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)            $14,294,900 $33,446,100 $34,232,400  $37,607,600 $41,405,300
Number of real property
 interests owned at
 December 31                        1           4           4            4           5
--------------------------------------------------------------------------------------

(a) Net income (loss) allocated to Limited Partners for 1993 included an extraordinary gain on extinguishment of debt.
(b) Distributions declared to Limited Partners per Unit for the years ended December 31, 1997, 1994 and 1993 included Sale Proceeds of $25.32, $2.74 and $1.42, respectively.
(c) For the purposes of this table, return of capital represents either: the amount by which distributions, if any, exceed net income for each respective year, or total distributions, if any, in years when the Partnership incurs a net loss. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale or Refinancing Proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                        For the Years Ended December 31,
                          ----------------------------------------------------------------
                              1997         1996         1995         1994         1993
-------------------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $  1,953,200  $ 2,393,900  $ 2,842,900  $ 3,112,400  $ 2,448,300
Items of reconciliation:
General Partner
 Partnership Management
 Fee                           113,400      153,400      161,200      174,000      515,400
Changes in current
 assets and liabilities:
Decrease in current
 assets                         59,400       56,000       83,600        1,900      254,500
(Decrease) increase in
 current liabilities          (376,600)      12,500       40,700     (141,100)     132,900
-------------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $  1,749,400  $ 2,615,800  $ 3,128,400  $ 3,147,200  $ 3,351,100
-------------------------------------------------------------------------------------------
Net cash provided by
 (used for) investing
 activities               $ 18,980,600  $(2,209,700) $  (412,600) $ 1,761,300  $(1,773,300)
-------------------------------------------------------------------------------------------
Net cash (used for)
 financing activities     $(12,894,600) $(2,488,800) $(2,202,700) $(3,820,400) $(1,218,100)
-------------------------------------------------------------------------------------------

(a) Cash Flow is defined in the Partnership Agreement as Partnership revenues earned from operations (excluding tenant deposits and proceeds from the sale, disposition or financing of any Partnership properties or the refinancing of any Partnership indebtedness) minus all expenses incurred (including Operating Expenses, payments of principal (other than balloon payments of principal out of offering proceeds) and interest on any Partnership indebtedness and interest on advances by the General Partner and any reserves of revenues from operations deemed reasonably necessary by the General Partner), except depreciation and amortization expenses and capital expenditures and lease acquisition expenditures. Cash Flow (as defined in the Partnership Agreement) includes amounts distributed to Limited Partners from funds advanced to the Partnership by the General Partner and the General Partner's Partnership Management Fee.

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-7 in this report and the supplemental schedule on pages A-9 and A-10.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The ordinary business of the Partnership is expected to pass through its life cycle in three phases: (i) the Offering of Units and investment in properties;
(ii) the operation of properties and (iii) the sale or other disposition of properties.

The Partnership commenced the Offering of Units on November 5, 1986 and began operations on December 15, 1986, after achieving the required minimum subscription level. On May 4, 1988, the Offering was Terminated upon the sale of 593,025 Units. From January 1987 to March 1989, the Partnership made one real property investment and purchased 50% interests in three joint ventures and a 75% interest in one joint venture each with Affiliated partnerships. Two of the 50% joint ventures and the 75% joint venture were each formed for the purpose of acquiring a 100% interest in certain real property. The remaining 50% joint venture was formed for the purpose of participating in a mortgage loan investment, which was recognized as of July 1, 1990 as being foreclosed in-substance and was recorded as two real property investments; the Wellington North Office Complex (comprised of three office buildings, "Wellington") and the North Valley I Office Center.

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In 1992 the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Partnership operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives income generated from such real property interests. During 1997, the Partnership sold its interests in Carrollton Crossroads Shopping Center ("Carrollton"), 3120 Southwest Freeway Office Building ("Southwest Freeway") and Park Plaza Professional Building ("Park Plaza"). Carrollton, Southwest Freeway and Park Plaza are hereafter referred to as the Sold Properties. For further information see Note 6 of Notes to Financial Statements.

OPERATIONS
The table below is a recap of certain operating results of the Partnership's remaining property and the Sold Properties for the years ended December 31, 1997, 1996 and 1995. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                          Comparative Operating Results
                                       (a)
                         For the Years Ended December 31,
                         --------------------------------
                            1997       1996       1995
---------------------------------------------------------
INDIAN RIDGE SHOPPING CENTER
Rental revenues          $2,064,900 $1,707,100 $1,853,700
---------------------------------------------------------
Property net income (b)  $  967,300 $  566,000 $  804,300
---------------------------------------------------------
Average occupancy               90%        82%        89%
---------------------------------------------------------
SOLD PROPERTIES
Rental revenues          $1,653,000 $3,518,800 $3,570,700
---------------------------------------------------------
Property net income (b)  $  106,800 $1,007,300 $1,068,000
---------------------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as interest income, interest expense on the loan from the General Partner and general and administrative expenses.
(b) Property net income excludes losses from provisions for value impairment which were included in the Statement of Income and Expenses for the year ended December 31, 1995 (see Note 7 of Notes to Financial Statements for additional information).

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31,
1996
Net income improved by $922,600 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to the net gain on the sales of the Sold Properties. The improved operating results at Indian Ridge Shopping Center ("Indian Ridge") and the increase in income earned on the Partnership's short-term investments was offset by the diminished operating results at Park Plaza and the absence of results in 1997 due to the sales of the Carrollton and Southwest Freeway. The diminished operating results at Park Plaza were due to a decline in the rates charged to new and renewing tenants and a decrease in tenant expense reimbursements.

Net income exclusive of Sold Properties increased by $782,600 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to improved operating results at Indian Ridge and an increase in interest earned on the Partnership's short-term investments. The increase in interest income was due primarily to increased availability of cash from property sales prior to its distribution to Partners.

The following comparative discussion excludes the operating results of the Sold Properties.

Rental revenues increased by $357,800 or 21.0% for the year ended December 31, 1997 when compared to the year ended December 31, 1996. This increase was primarily the result of increased occupancy. In October 1996, a new tenant, Circuit City, completed construction and commenced operations in approximately 45,000 square feet of previously vacant space. In addition, another significant tenant which had been paying only percentage rent resumed paying the rental rates charged prior to the 1995 vacancy of a former significant tenant.

Interest expense decreased by $131,300 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily due to the effects of the $2,830,700 principal paydown of the Partnership's loan payable to the General Partner on May 31, 1997. In accordance with the Partnership Agreement 25% of the Sales Proceeds from Carrollton and Southwest Freeway were used to partially repay this loan.

Real estate tax expense decreased by $18,500 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily due to an adjustment in 1996 to correct for an underaccrual of 1995 tax liability.

Property operating expenses decreased by $42,500 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily due to a decrease in professional services which was due to the significant 1996 expenditures related to securing the new

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

major tenant. Partially offsetting the decrease was an increase in property management fees. This increase was due to an increase in base rental income and to the 1996 expenditure of lease commissions paid to an outside broker which were capitalized and amortized over the life of the lease.

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

To increase and/or maintain the occupancy level at the Partnership's remaining property, the General Partner, through its Affiliated asset and third party management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of property brochures; 2) early renewal of existing tenants' leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

The rate of inflation has remained relatively stable during the years under comparison and has had a minimal impact on the operating results of the Partnership. The nature of various tenant lease clauses protects the Partnership, to some extent, from increases in the rate of inflation. Certain of the lease clauses provide for the following: (1) annual rent increases based on the Consumer Price Index or graduated rental increases; (2) percentage rentals, for which the Partnership receives as additional rent a percentage based on a tenant's sales over predetermined amounts and (3) total or partial tenant reimbursement of property operating expenses (e.g., common area maintenance, real estate taxes, etc.).

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its property. Notwithstanding the Partnership's objective relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as defined by GAAP. The second table in Selected Financial Data of this report includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flows provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

Partners and should not be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

The decrease in Cash Flow (as defined in the Partnership Agreement) of $440,700 for the year ended December 31, 1997 when compared to year ended December 31, 1996 was primarily due to the 1997 sales of the Sold Properties. In addition, prior to its sale, the operating results at Park Plaza, exclusive of depreciation and amortization, were significantly diminished in 1997 when compared to 1996. Partially offsetting the decrease was the improved operating results at Indian Ridge, as previously discussed, exclusive of depreciation and amortization expense, and the increase in interest earned on the Partnership's short-term investments.

The increase of $7,835,400 in the Partnership's cash position for the year ended December 31, 1997 resulted primarily from the receipt of Sale Proceeds from the December 18, 1997 sale of Park Plaza. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of December 31, 1997 were comprised of amounts held for working capital purposes and undistributed Sale Proceeds.

Net cash provided by operating activities decreased by $866,400 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily due to the absence of operations of Carrollton and Southwest Freeway for a portion of 1997 and the diminished operating income at Park Plaza, as previously discussed. Partially offsetting the decrease was the improved operating results at Indian Ridge and the increase in interest income.

Net cash (used for) provided by investing activities changed from $(2,209,700) for the year ended December 31, 1996 to $18,980,600 for the year ended December 31,1997. The change was primarily due to the receipt of proceeds from the Sold Properties as well as a reduction in the amount of investments in debt securities.

The Partnership maintains working capital reserves to pay for capital expenditures and spent $159,700 for capital, tenant improvement and leasing costs during the year ended December 31, 1997. Approximately $60,000 is budgeted to be spent during 1998 at Indian Ridge. Actual amounts expended may vary depending on a number of factors including actual leasing activity and other market conditions throughout the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain the occupancy levels in a very competitive market, maximize rental rates charged to new and renewing tenants and prepare the remaining property for disposition.

On January 17, 1997, Carrollton Crossroads Associates, a joint venture in which the Partnership owns a 50% interest, completed the sale of Carrollton. The Partnership's share of Sale Proceeds from this transaction amounted to $8,846,500. On May 31, 1997, in accordance with the Partnership Agreement, 75% of the Sale Proceeds were distributed to the Limited Partners of record as of January 17, 1997, with the remaining 25% remitted to the General Partner to repay a portion of the Loan Payable to the General Partner. For further information see Note 6 in Notes to Financial Statements.

On February 18, 1997, the joint venture in which the Partnership owns a 75% interest completed the sale of Southwest Freeway. The Partnership's share of Sale Proceeds from this transaction amounted to $2,460,700. On May 31, 1997, in accordance with the Partnership Agreement, 75% of the Sale Proceeds were distributed to Limited Partners of record as of February 18, 1997, with the remaining 25% remitted to the General Partner to repay a portion of the Loan Payable to the General Partner. For further information, see Note 6 in Notes to the Financial Statements.

On December 18, 1997, a joint venture in which the Partnership owns a 50% interest completed the sale of Park Plaza. The Partnership's share of proceeds from this sale amounted to $8,140,000. On May 31, 1998, $6,523,300 or $11.00
per Unit will be distributed to Limited Partners of record as of December 18, 1997. The remaining portion, in accordance with the Partnership Agreement, will be used to payoff the Loan Payable to the General Partner.

The increase in net cash used for financing activities of $10,405,800 was primarily due to the distribution to Limited Partners and the partial repayment of the Loan Payable to the General Partner from the Proceeds from the sales of Carrollton and Southwest Freeway.

The General Partner, on behalf of the Partnership, has contracted for substantially all of its business activities with certain principal entities for which computer programs are utilized. Each of these companies is financially responsible and have represented to management of the General Partner that they are taking appropriate steps for modifications need to their respective systems to accommodate processing data by Year 2000. Accordingly, the Partnership anticipates incurring no material Year 2000 costs and is currently not aware of any material contingencies related to this matter.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to capital and tenant improvements and leasing costs that may be necessary at the Partnership's property during the next several years. For the year ended December 31, 1997, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $767,200.

Distributions to Limited Partners for the quarter ended December 31, 1997 were declared in the amount of $296,500, or $.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's remaining property as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, with the exception of the special distribution to Limited Partners on May 31, 1998 of Sale Proceeds totaling $6,523,300 or $11.00 per Unit, there can be no assurance as to the amounts of cash for future distributions to Partners.

Based upon the current estimated fair value of its assets, net of its outstanding liabilities, together with its expected operating results and capital expenditure requirements, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership may be less than such Limited Partners' original Capital Contributions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------- -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

(a) & (e)  DIRECTORS
           ---------

  The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The directors of FCFC, as of March 31, 1998, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1998.

       Name                                                Office
       ----                                                ------

  Douglas Crocker II................................      Director
  Sheli Z. Rosenberg................................      Director

  Douglas Crocker II, 57, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Horizon Group, Inc. and Wellsford Real Properties, Inc. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 1997.

  Sheli Z. Rosenberg, 56, was President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and has been a Director of the General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of Equity Group Investments, Inc. ("EGI") since November 1994; has been a Director of Great American Management and Investment Inc. ("Great American") since June 1984 and is a director of various subsidiaries of Great American. She is also a director of Anixter International Inc., American Classic Voyages Co., CVS Corporation, Illinova Corporation, Illinois Power Co., Jacor Communications, Inc. and Manufactured Home Communities, Inc. She is also a trustee of Equity Residential Properties Trust, Equity Office Properties Trust and Capital Trust. Ms. Rosenberg was a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the General Partner and certain of their Affiliates. She had been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995.

--------  --------------------------------------------------

(b) & (e) EXECUTIVE OFFICERS
          ------------------

  The Partnership does not have any executive officers. The executive officers of the General Partner as of March 31, 1998 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

          Name                                         Office
          ----                                         ------

  Douglas Crocker II...................   President and Chief Executive Officer
  Donald J. Liebentritt................   Vice President
  Norman M. Field......................   Vice President - Finance and
                                            Treasurer

  PRESIDENT AND CEO - See Table of Directors above.

  Donald J. Liebentritt, 47, has been Vice President of the General Partner since July 1997 and is Executive Vice President and General Counsel of EGI, Vice President and Assistant Secretary of Great American and Principal and Chairman of the Board of Rosenberg & Liebentritt, P.C.

  Norman M. Field, 49, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President and Treasurer of Great American from July 1983 until March 1995. Mr. Field had been Treasurer of Benefit Administrators since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995. Equality was sold in April 1995.

(d) FAMILY RELATIONSHIPS
    --------------------

   There are no family relationships among any of the foregoing directors and officers.

(f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
    ----------------------------------------

   With the exception of the bankruptcy matter disclosed under Items 10 (a), (b) and (e), there are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

(a, b, c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1997. However, the General Partner and its Affiliates do compensate its directors and officers. For additional information see Item 13(a) Certain Relationships and Related Transactions.

(e) None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

(a) As of March 1, 1998, no person of record owned or was known by the Partnership to own beneficially more than 5% of the Partnership's 593,025 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1998, the executive officers and directors of the General Partner, as a group, did not own any Units.

(c) None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

(a) Certain Affiliates of the General Partner provide leasing, supervisory and property management services to the Partnership. Compensation for these property management services may not exceed 6% of the gross receipts from the property being managed where the General Partner or Affiliates provide leasing, re-leasing and leasing related services, or 3% of gross receipts where the General Partner or Affiliates do not perform leasing, re-leasing and leasing related services for a particular property. For the year ended December 31, 1997, these Affiliates were entitled to leasing, supervisory and property management fees of $123,300. In addition, other Affiliates of the General Partner were entitled to receive $56,800 for fees and reimbursements from the Partnership for insurance, personnel and other services. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. A total of $800 of these amounts was due to Affiliates as of December 31, 1997.

    As of December 31, 1997, $40,200 was due to the General Partner for real estate commissions earned in connection with the disposition and sale of Partnership property. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until such time as the Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to Limited Partners) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

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

    In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) shall be allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 15% to the General Partner and 85% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1997, the General Partner was paid a Partnership Management Fee of $113,400 and was allocated Net Profits of $424,000, which included $310,600 from the sales of three Partnership properties.

    In accordance with the Partnership Agreement, the General Partner made advances to the Partnership in cumulative amounts equal to the Acquisition Fees and the Partnership Management

--------  ----------------------------------------------

    Fees which were paid to the General Partner or its Affiliates for distribution to the Limited Partners on a pro rata basis to the extent that Cash Flow (as defined in the Partnership Agreement) was less than sufficient to distribute cash in amounts equal to the Limited Partners' Preferred Return (7.5% per annum noncompounding cumulative return on the Limited Partners' Capital Investment); provided, however, that the maximum amount which shall be advanced to the Partnership by the General Partner for distribution to the Limited Partners shall be the amount of Acquisition Fees and Partnership Management Fees actually paid to the General Partner or its Affiliates. Amounts advanced bear interest at the rate of 8.5% per annum simple interest, payable monthly. Repayment of amounts advanced shall be made only from Cash Flow (as defined in the Partnership Agreement) if and to the extent it is more than sufficient to distribute cash to the Limited Partners in amounts equal to the Limited Partners' Preferred Return and from Sale Proceeds to the extent permitted in the Partnership Agreement. During the quarter ended March 31, 1997, the General Partner advanced its Partnership Management Fee for the year ended December 31, 1996 of $153,400 to the Partnership. On May 31, 1997, $2,830,400 was repaid to the General Partner in conjunction with the distribution of Sales Proceeds to Limited Partners from the sales of Carrollton and Southwest Freeway. As of December 31, 1997, the loan has an outstanding balance of $1,569,500, which represents the total amount of the General Partner's current commitment. In May 1998, the remaining balance will be repaid with a portion of the proceeds from the sale of Park Plaza.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Donald J. Liebentritt, Vice President of the General Partner is a Principal and Chairman of the Board of Rosenberg. For the year ended December 31, 1997, Rosenberg was entitled to $59,300 for legal fees from the Partnership. As of December 31, 1997, $17,500 of these fees were due to Rosenberg. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons.

(c) No management person is indebted to the Partnership.

(d) None.

                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------


(a,c & d) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b) Reports on Form 8-K:

   A report on Form 8-K was filed on December 30, 1997, reporting the sale of Park Plaza Professional Building, located in Houston, Texas.

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 4


                           BY:  FIRST CAPITAL FINANCIAL CORPORATION
                                GENERAL PARTNER


Dated:    March 31, 1998   By:  /s/      DOUGLAS CROCKER II
          --------------        --------------------------------------------
                                         DOUGLAS CROCKER II

                                 President and Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DOUGLAS CROCKER II      March 31, 1998   President, Chief Executive Officer
-------------------------   --------------   and Director of the General
    DOUGLAS CROCKER II                       Partner

/s/ SHELI Z. ROSENBERG      March 31, 1998   Director of the General Partner
-------------------------   --------------
    SHELI Z. ROSENBERG

/s/ DONALD J. LIEBENTRITT   March 31, 1998   Vice President
-------------------------   --------------
    DONALD J. LIEBENTRITT

/s/ NORMAN M. FIELD         March 31, 1998   Vice President - Finance and
-------------------------   --------------   Treasurer
    NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                                                        Pages
                                                                                                     ------------
Report of Independent Auditors                                                                            A-2

Balance Sheets as of December 31, 1997 and 1996                                                           A-3

Statements of Partners' Capital for the Years Ended December 31, 1997, 1996, and 1995                     A-3

Statements of Income and Expenses for the Years Ended December 31, 1997, 1996, and  1995                  A-4

Statements of Cash Flows for the Years Ended December 31, 1997, 1996, and 1995                            A-4

Notes to Financial Statements                                                                         A-5 to A-8

SCHEDULE FILED AS PART OF THIS REPORT

III - Real Estate and Accumulated Depreciation as of December 31, 1997                               A-9 and A-10


All other schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto.

EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4) First Amended and Restated Certificate and Agreement of Limited Partnership as set forth on pages A-1 through A-32 of the Partnership's definitive Prospectus dated November 5, 1986 on Form S-11 Registration Statement No. 33-06149, filed pursuant to Rule 424 (b), is incorporated herein by reference.

EXHIBIT (10)  Material Contracts
------------

Real Estate Sale Agreement for the sale of Park Plaza Professional Office Building filed as an exhibit to the Partnership's Report on Form 8-K dated December 30, 1997, is incorporated herein by reference.

Real Estate Sale Agreement for the sale of Carrollton Crossroads Shopping Center filed as an exhibit to the Partnership's Report on Form 8-K dated February 3, 1997, is incorporated herein by reference.

Lease Agreement for a tenant at Indian Ridge Shopping Center filed as an exhibit to the Partnership's Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

EXHIBIT (13)  Annual Report to Security Holders
------------

The 1996 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27)  Financial Data Schedule
------------

                        REPORT OF INDEPENDENT AUDITORS



Partners
First Capital Institutional Real Estate, Ltd. - 4
Chicago, Illinois

We have audited the accompanying balance sheets of First Capital Institutional Real Estate, Ltd. - 4 as of December 31, 1997 and 1996, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1997, and the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Institutional Real Estate, Ltd. - 4 at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                  Ernst & Young LLP


Chicago, Illinois
March 9, 1998

BALANCE SHEETS
December 31, 1997 and 1996
(All dollars rounded to nearest 00s)

                                                    1997         1996
--------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $ 2,509,900  $ 5,050,400
 Buildings and improvements                       15,533,600   38,778,200
--------------------------------------------------------------------------
                                                  18,043,500   43,828,600
 Accumulated depreciation and amortization        (3,748,600) (10,382,500)
--------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                   14,294,900   33,446,100
Cash and cash equivalents                         10,407,900    2,572,500
Restricted cash                                       50,000       50,000
Investments in debt securities                     2,024,000    1,717,000
Rents receivable                                      95,700      213,000
Other assets                                          42,300        9,700
--------------------------------------------------------------------------
                                                 $26,914,800  $38,008,300
--------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
 Liabilities:
 Loan payable to General Partner                 $ 1,569,500  $ 4,246,800
 Accounts payable and accrued expenses               441,800      775,600
 Due to Affiliates                                    73,500      119,500
 Security deposits                                    35,000       94,600
 Distributions payable                             6,933,200      776,100
 Other liabilities                                    53,700       50,500
--------------------------------------------------------------------------
                                                   9,106,700    6,063,100
--------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                            40,300     (270,300)
 Limited Partners (593,025 Units issued and
  outstanding)                                    17,767,800   32,215,500
--------------------------------------------------------------------------
                                                  17,808,100   31,945,200
--------------------------------------------------------------------------
                                                 $26,914,800  $38,008,300
--------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1997, 1996 and 1995
(All dollars rounded to nearest 00s)

                                          General     Limited
                                          Partner     Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1995                                    $(246,300) $ 36,839,000  $ 36,592,700
Net income (loss) for the year ended
 December 31, 1995                         137,200      (921,700)     (784,500)
Distributions for the year ended
 December 31, 1995                        (161,200)   (2,312,800)   (2,474,000)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1995                                 (270,300)   33,604,500    33,334,200
Net income for the year ended December
 31, 1996                                  153,400     1,101,700     1,255,100
Distributions for the year ended
 December 31, 1996                        (153,400)   (2,490,700)   (2,644,100)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1996                                 (270,300)   32,215,500    31,945,200
Net income for the year ended December
 31, 1997                                  424,000     1,753,700     2,177,700
Distributions for the year ended
 December 31, 1997                        (113,400)  (16,201,400)  (16,314,800)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1997     $  40,300  $ 17,767,800  $ 17,808,100
-------------------------------------------------------------------------------

   The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1997, 1996 and 1995
(All dollars rounded to nearest 00s except per Unit amounts)

                                                1997       1996       1995
------------------------------------------------------------------------------
Income:
 Rental                                      $3,717,900 $5,231,900 $5,424,400
 Interest                                       459,400    235,900    266,300
 Net gain on sales of property                1,040,400
------------------------------------------------------------------------------
                                              5,217,700  5,467,800  5,690,700
------------------------------------------------------------------------------
Expenses:
 Interest on loan payable to General Partner    233,500    364,800    349,800
 Depreciation and amortization                  929,300  1,292,200  1,388,600
 Property operating:
  Affiliates                                    155,400    366,300    371,300
  Nonaffiliates                                 557,600    678,000    602,300
 Real estate taxes                              519,300    703,800    619,300
 Insurance--Affiliate                            37,800     65,000     58,300
 Repairs and maintenance                        460,500    568,500    512,500
 General and administrative:
  Affiliates                                     20,600     38,600     43,500
  Nonaffiliates                                 126,000    135,500    129,600
 Provisions for value impairment                                    2,400,000
------------------------------------------------------------------------------
                                              3,040,000  4,212,700  6,475,200
------------------------------------------------------------------------------
Net income (loss)                            $2,177,700 $1,255,100 $ (784,500)
------------------------------------------------------------------------------
Net income allocated to General Partner      $  424,000 $  153,400 $  137,200
------------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners                                    $1,753,700 $1,101,700 $ (921,700)
------------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners per Unit (593,025 Units
 outstanding)                                $     2.96 $     1.86 $    (1.55)
------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1997, 1996 and 1995
(All dollars rounded to nearest 00s)

                                           1997         1996         1995
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                     $  2,177,700  $ 1,255,100   $ (784,500)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Net gain on sales of property           1,040,400
  Depreciation and amortization             929,300    1,292,200    1,388,600
  Provisions for value impairment                                   2,400,000
  Changes in assets and liabilities:
   Decrease in rents receivable             117,300       12,100       73,000
   (Increase) decrease in other assets      (57,900)      43,200       10,600
   (Decrease) increase in accounts
    payable and accrued expenses           (333,800)      43,500       70,400
   (Decrease) in due to Affiliates          (46,000)     (19,400)     (11,900)
   Increase (decrease) in other
    liabilities                               3,200      (10,900)     (17,800)
------------------------------------------------------------------------------
    Net cash provided by operating
     activities                           1,749,400    2,615,800    3,128,400
------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from the sales of property     19,447,300
 (Increase) in investments in debt
  securities, net                          (307,000)  (1,717,000)
 Decrease in restricted cash                              12,500
 Payments for capital and tenant
  improvements                             (159,700)    (505,200)    (412,600)
------------------------------------------------------------------------------
    Net cash provided by (used for)
     investing activities                18,980,600   (2,209,700)    (412,600)
------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners         (10,157,700)  (2,651,900)  (2,368,200)
 (Decrease) increase in security
  deposits                                  (59,600)       2,000       (8,500)
 (Net repayment of) proceeds from loan
  payable to General Partner             (2,677,300)     161,100      174,000
------------------------------------------------------------------------------
    Net cash (used for) financing
     activities                         (12,894,600)  (2,488,800)  (2,202,700)
------------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                         7,835,400   (2,082,700)     513,100
Cash and cash equivalents at the
 beginning of the year                    2,572,500    4,655,200    4,142,100
------------------------------------------------------------------------------
Cash and cash equivalents at the end
 of the year                           $ 10,407,900  $ 2,572,500  $ 4,655,200
------------------------------------------------------------------------------
Supplemental information:
 Interest paid on loan payable to
  General Partner                      $    264,600  $   364,800  $   348,500
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 1997

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

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred.

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

The Partnership is not liable for federal income taxes as the Partners recognize their proportionate share of the Partnership income or loss on their individual tax returns; therefore, no provision for income taxes is made in the financial statements of the Partnership. In addition, it is not practicable for the Partnership to determine the aggregate tax bases of the individual Partners; therefore, the disclosure of the difference between the tax bases and the reported assets and liabilities of the Partnership would not be meaningful.

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

The Partnership evaluates its commercial rental property for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from the property are less than its carrying basis. Upon determination that an impairment has occurred, the carrying basis in the rental property is reduced to its estimated fair value. Except as disclosed in Note 7, the General Partner was not aware of any indicator that would result in a significant impairment loss during the periods reported.

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

The Partnership's financial statements include financial instruments, including receivables, trade and other liabilities and the loan payable to the General Partner. The fair value of financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 1997 and 1996.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) shall be allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 15% to the General Partner and 85% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1997, the General Partner was paid a Partnership Management Fee of $113,400 and was allocated Net Profits of $424,000, which included $310,600 from the sales of three Partnership properties. For the year ended December 31, 1996, the General Partner was paid a Partnership Management Fee, and was allocated Net Profits of $153,400. For the year ended December 31, 1995, the General Partner was paid a Partnership Management Fee of $161,200 and was allocated Net Profits of $137,200, which included a (loss) from provisions for value impairment of $(24,000).

In accordance with the Partnership Agreement, the General Partner made advances to the Partnership in cumulative amounts equal to the Acquisition Fees and the Partnership Management Fees which were paid to the General Partner or its Affiliates for distribution to the Limited Partners on a pro rata basis to the extent that Cash Flow (as defined in the Partnership Agreement) was less than sufficient to distribute cash in amounts equal to the Limited Partners' Preferred Return (7.5% per annum noncompounding cumulative return on the Limited Partners' Capital Investment); provided, however, that the maximum amount which shall be advanced to the Partnership by the General Partner for distribution to the Limited Partners shall be the amount of Acquisition Fees and Partnership Management Fees actually paid to the General Partner or its Affiliates. Amounts advanced shall bear interest at the rate of 8.5% per annum simple interest, payable monthly. Repayment of amounts advanced shall be made only from Cash Flow (as defined in the Partnership Agreement) if and to the extent it is more than sufficient to distribute cash to the Limited Partners in amounts equal to the Limited Partners' Preferred Return and from Sale Proceeds to the extent permitted in the Partnership Agreement. As of December 31, 1997, the outstanding balance on the loan was $1,569,500, which represents the total amount of the General Partner's current commitment. On May 31, 1997, $2,830,400 was repaid to the General Partner in conjunction with the distribution of Sales Proceeds to Limited Partners from the sales of Carrollton and Southwest Freeway. In May 1998 the Partnership intends to repay the outstanding balance of the Loan with a portion of the proceeds from the sale of Park Plaza. For further information, see Note 6.

Fees and reimbursements paid and payable by the Partnership to Affiliates were as follows:

                                     For the Years Ended December 31,
                           ----------------------------------------------------
                                 1997             1996              1995
                           ---------------- ----------------- -----------------
                             Paid   Payable   Paid   Payable    Paid   Payable
-------------------------------------------------------------------------------
Property management and
 leasing fees              $153,200 $15,000 $339,600 $ 44,900 $343,100 $ 60,200
Real estate commissions
 (a)                           None  40,200     None   40,200     None   40,200
Interest expense on loan
 payable to General
 Partner                    264,600    None  363,600   31,100  348,500   29,900
Reimbursement of property
 insurance premiums, at
 cost                        37,800    None   65,000     None   58,300     None
Legal                        41,800  17,500   45,100     None   47,300     None
Reimbursement of
 expenses, at cost:
 --Accounting                14,900     600   30,600    2,900   20,200    6,700
 --Investor communication     6,600     200   11,400      400   18,000    1,900
 --Other                       None    None     None     None      900     None
-------------------------------------------------------------------------------
                           $518,900 $73,500 $855,300 $119,500 $836,300 $138,900
-------------------------------------------------------------------------------

(a) As of December 31, 1997, the Partnership owed $40,200 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partner or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment.

On-site property management for the Partnership's properties is provided by an Affiliate and an independent property management group for a fee equal to 3% of gross rents received from the properties. The Affiliate and independent property management group are entitled to a leasing fee equal to 3% of gross rents received, reduced by leasing fees paid to third parties up to but not exceeding the 3% leasing fee.

3. RESTRICTED CASH:

Restricted cash includes a negotiable certificate in the amount of $50,000, which has been pledged as collateral for utility deposits to the Houston Lighting & Power Company. In March 1998, this deposit was refunded in connection with the sale of Park Plaza in December 1997.

4. FUTURE MINIMUM RENTALS:

The Partnership's share of future minimum rental income due on noncancelable leases as of December 31, 1997 was as follows:

                    1998        $ 1,556,200
                    1999          1,370,600
                    2000          1,302,300
                    2001          1,201,700
                    2002          1,011,700
                    Thereafter    5,321,500
                             --------------
                                $11,764,000
                             --------------

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from operating expense and real estate tax expense reimbursements and percentage rents. Percentage rents earned for the years ended December 31, 1997, 1996 and 1995 were $22,700, $196,900 and $84,300, respectively, which included percentage rent from Carrollton of $5,600, $67,400 and $79,300.

5. INCOME TAX:

The Partnership utilizes the accrual basis of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from income tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income and the Partnership's provisions for value impairment. The (loss) for tax reporting purposes was $(1,617,300) for the year ended December 31, 1997. The aggregate cost of commercial rental properties for federal income tax purposes at December 31, 1997 was $18,943,500.

6. PROPERTY SALES:

On January 17, 1997, a joint venture in which the Partnership owns a 50% interest, consummated the sale of Carrollton, located in Carrollton, Georgia, for a sale price of $18,100,000, of which the Partnership's share was $9,050,000. The Partnership's share of net proceeds from this transaction was $8,846,500, which was net of closing expenses. The Partnership reported a gain of $372,600 during the year ended December 31, 1997 in connection with this sale. On May 31, 1997, in accordance with the Partnership Agreement, 75% of the net proceeds were distributed to Limited Partners of record as of January 17, 1997, with the remaining 25% remitted to the General Partner to repay a portion of the loan payable to the General Partner. The Partnership reported a gain of $190,500 for tax reporting purposes for the year ended December 31, 1997 in connection with this sale.

On February 18, 1997, the joint venture in which the Partnership owns a 75% interest, consummated the sale of Southwest Freeway, located in Houston, Texas, for a sale price of $3,425,000, of which the Partnership's share was $2,568,800. The Partnership's share of net proceeds from this transaction was $2,460,800, which was net of closing expenses. The Partnership reported a gain of $729,700 during the year ended December 31, 1997 in connection with this sale. On May 31, 1997, in accordance with the Partnership Agreement, 75% of the net proceeds were distributed to Limited Partners of record as of February 18, 1997, with the remaining 25% remitted to the General Partner to repay a portion of the loan payable to the General Partner. The Partnership reported a (loss) of $(504,000) for tax reporting purposes for the year ended December 31, 1997 in connection with this sale.

On December 18, 1997, a joint venture in which the Partnership owns a 50% interest, consummated the sale of Park Plaza, located in Houston, Texas, for a sale price of $16,900,000, of which the Partnership's share was $8,450,000. The Partnership's share of net proceeds from this transaction was $8,140,000 which was net of actual and estimated closing expenses. The Partnership reported a loss of $61,900 during the year ended December 31, 1997 in connection with this sale. The Partnership intends to pay a distribution of $6,523,300 or $11.00 per Unit on May 31, 1998 to Limited Partners of record as of December 18, 1997. The Partnership reported a (loss) of $(2,606,400) for tax reporting purposes for the year ended December 31, 1997 in connection with this sale.

7. PROVISIONS FOR VALUE IMPAIRMENT:

Due to the depressed economic environment in the retail industry, regional factors affecting the Partnership's retail and office properties and other matters relating specifically to certain of the Partnership's properties, there was uncertainty as to the Partnership's ability to recover the net carrying value of certain of its properties during the remaining estimated holding periods. Accordingly, it was deemed appropriate to reduce the bases of such properties in the Partnership's financial statements during the year ended December 31, 1995. The provisions for value impairment were considered non-cash events for the purposes of the Statements of Cash Flows and were not utilized in the determination of Cash Flow (as defined in the Partnership Agreement).

The following is a summary of the provisions for value impairment reported by the Partnership for the year ended December 31, 1995:

                            Property                    1995
                  ---------------------------------------------
             Indian Ridge Plaza Shopping Center      $  900,000
             Park Plaza Professional Building (50%)     900,000
             3120 Southwest Freeway Office Building
              (75%)                                     600,000
                  ---------------------------------------------
                                                     $2,400,000
                  ---------------------------------------------

               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 4

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1997



   Column A                  Column C                       Column D                              Column E
---------------     --------------------------     ----------------------------  ---------------------------------------------
                           Initial cost                 Costs capitalized                    Gross amount carried
                          to Partnership            subsequent to acquisition                 at close of period
                    --------------------------     ----------------------------  ----------------------------------------------
                                   Buildings                                                       Buildings
                                      and            Improve-        Carrying                         and
Description            Land      Improvements         ments         Costs (1)         Land       Improvements      Total (2)(3)
---------------     -----------  -------------     ------------    ------------   ------------  ---------------   -------------
Shopping Center:
----------------
Indian Ridge Plaza
  (Mishawaka, IN)   $3,009,900     $15,431,100         $435,500         $67,000     $2,509,900      $15,533,600(4)  $18,043,500
                    ==========     ===========         ========         =======     ==========      ===========     ===========


   Column A                     Column F              Column G                 Column H                  Column I
---------------              --------------       ----------------          ---------------          -----------------
                                                                                                         Life on
                                                                                                          which
                                                                                                       depreciation
                                                                                                        in latest
                               Accumulated              Date                                              income
                               Depreciation            of con-                   Date                   statements
Description                        (2)                struction                Acquired                 is computed
---------------              --------------       ----------------          ---------------          -----------------
Shopping Center:
----------------
Indian Ridge Plaza                                                                                          35 (5)
  (Mishawaka, IN)                $3,748,600              1986                     1/89                     5-10 (6)
                                 ==========

Column B - Not Applicable

                 See accompanying notes on the following page.

               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 4

                             NOTES TO SCHEDULE III



Note 1.   Consists of legal fees, appraisal fees, title costs and other related professional fees.

Note 2.   The following is a reconciliation of activity in columns E and F.


                           December 31, 1997                       December 31, 1996                   December 31, 1995
                       --------------------------           ------------------------------       --------------------------
                                     Accumulated                              Accumulated                       Accumulated
                          Cost      Depreciation                Cost         Depreciation            Cost      Depreciation
                       ----------   ------------            ------------     ------------        ----------    ------------
Balance at
  beginning
  of the year         $43,828,600    $10,382,500             $43,323,400      $ 9,091,000       $45,310,800       $7,703,200

Additions
  during year:

Improve-
  ments                   159,700                                505,200                            412,600

Provision for
  depreciation                           904,000                                1,291,500                          1,387,800

Deductions
  during year:

Basis of
  real estate
  disposed            (25,944,800)

Accumulated
  depreciation
  on real
  estate
  disposed                            (7,537,900)

Provisions
  for value
  impairment                                                                                      (2,400,000)
                      -----------     ----------             -----------      ------------        ----------    -----------

Balance
  at end of
  the year            $18,043,500     $3,748,600             $43,828,600       $10,382,500       $43,323,400     $9,091,000
                      ===========     ==========             ===========       ===========       ===========     ==========

Note 3.   The aggregate cost for federal income tax purposes as of December 31, 1997 was $18,943,500.

Note 4.   Included provision for value impairment. See Note 7 of Notes to financial Statements for additional information.

Note 5.   Estimated useful life for building.

Note 6.   Estimated useful life for improvements.
