Form 10-Q
period 1998-03-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 4
filed 1998-05-14
CIK 794665

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended                          March 31, 1998
                                   ---------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ____________________ to _____________________

    Commission File Number                           0-15632
                                   ---------------------------------------------


                First Capital Institutional Real Estate, Ltd. - 4
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                              36-3441345
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 1000, Chicago, Illinois         60606-2607
--------------------------------------------------------     -------------------
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                March 31,
                                                  1998      December 31,
                                               (Unaudited)      1997
------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                          $ 2,509,900  $ 2,509,900
 Buildings and improvements                     15,533,600   15,533,600
------------------------------------------------------------------------
                                                18,043,500   18,043,500
Accumulated depreciation and amortization       (3,855,700)  (3,748,600)
------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                 14,187,800   14,294,900
Cash and cash equivalents                        8,101,400   10,407,900
Investments in debt securities                   4,474,300    2,024,000
Restricted cash                                                  50,000
Rents receivable                                    61,800       95,700
Other assets                                        25,200       42,300
------------------------------------------------------------------------
                                               $26,850,500  $26,914,800
------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Loan payable to General Partner               $ 1,569,500  $ 1,569,500
 Accounts payable and accrued expenses             466,600      441,800
 Due to Affiliates                                  80,400       73,500
 Distributions payable                           6,837,800    6,933,200
 Security deposits                                  35,000       35,000
 Other liabilities                                  25,200       53,700
------------------------------------------------------------------------
                                                 9,014,500    9,106,700
------------------------------------------------------------------------
Partners' capital:
 General Partner                                    40,300       40,300
 Limited Partners (593,025 Units issued and
  outstanding)                                  17,795,700   17,767,800
------------------------------------------------------------------------
                                                17,836,000   17,808,100
------------------------------------------------------------------------
                                               $26,850,500  $26,914,800
------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1998 (Unaudited) and the year ended December 31, 1997
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1997                           $(270,300) $32,215,500  $31,945,200
Net income for the year ended December
 31, 1997                                    424,000    1,753,700    2,177,700
Distributions for the year ended December
 31, 1997                                   (113,400) (16,201,400) (16,314,800)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1997          40,300   17,767,800   17,808,100
Net income for the quarter ended March
 31, 1998                                     18,000      324,400      342,400
Distributions for the quarter ended March
 31, 1998                                    (18,000)    (296,500)    (314,500)
-------------------------------------------------------------------------------
Partners' capital, March 31, 1998          $  40,300  $17,795,700  $17,836,000
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                     1998      1997
----------------------------------------------------------------------
Income:
 Rental                                            $528,200 $1,082,500
 Interest                                           175,400    160,200
 Gain on sale of property                                    1,128,900
----------------------------------------------------------------------
                                                    703,600  2,371,600
----------------------------------------------------------------------
Expenses:
 Interest on loan payable to General Partner         33,400     91,400
 Depreciation and amortization                      107,100    232,900
 Property operating:
  Affiliates                                          1,800     32,300
  Nonaffiliates                                      69,000    172,500
 Real estate taxes                                   73,700    146,700
 Insurance--Affiliate                                 4,300     11,700
 Repairs and maintenance                             26,800    147,100
 General and administrative:
  Affiliates                                          6,600      6,700
  Nonaffiliates                                      38,500     43,000
----------------------------------------------------------------------
                                                    361,200    884,300
----------------------------------------------------------------------
Net income                                         $342,400 $1,487,300
----------------------------------------------------------------------
Net income allocated to General Partner            $ 18,000 $  333,900
----------------------------------------------------------------------
Net income allocated to Limited Partners           $324,400 $1,153,400
----------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (593,025
 Units outstanding)                                $   0.55 $     1.94
----------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1998         1997
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $   342,400  $ 1,487,300
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                            107,100      232,900
  Gain on sales of property                                          (1,128,900)
  Changes in assets and liabilities:
   Decrease (increase) in rents receivable                  33,900      (29,800)
   Decrease (increase) in other assets                      17,100      (40,700)
   Increase (decrease) in accounts payable and accrued
    expenses                                                24,800     (210,000)
   Increase (decrease) in due to Affiliates                  6,900      (37,700)
   (Decrease) in other liabilities                         (28,500)     (29,700)
--------------------------------------------------------------------------------
    Net cash provided by operating activities              503,700      243,400
--------------------------------------------------------------------------------
Cash flows from investing activities:
 (Increase) in investments in debt securities, net      (2,450,300)  (2,263,900)
 Proceeds from sale of property                                      11,333,800
 Payments for capital and tenant improvements                           (24,800)
 Decrease in restricted cash                                50,000
--------------------------------------------------------------------------------
    Net cash (used for) provided by investing
     activities                                         (2,400,300)   9,045,100
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                           (409,900)    (776,100)
 Proceeds received from loan payable to General
  Partner                                                               153,400
 (Decrease) in security deposits                                        (36,500)
--------------------------------------------------------------------------------
    Net cash (used for) financing activities              (409,900)    (659,200)
--------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents    (2,306,500)   8,629,300
Cash and cash equivalents at the beginning of the
 period                                                 10,407,900    2,572,500
--------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $ 8,101,400  $11,201,800
--------------------------------------------------------------------------------
Supplemental information:
 Interest paid to General Partner during the period    $    33,400  $    90,300
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1998

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 1998, are not necessarily indicative of the operating results for the year ending December 31, 1998.

Commercial rental property is recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over its estimated useful life. Lease acquisition fees are recorded at cost and amortized over the life of the lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated over the estimated life of such improvements.

The Partnership evaluates its commercial rental property for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) is less than its carrying basis. Upon determination that an impairment has occurred, the carrying basis is reduced to its estimated fair value. Management was not aware of any indicator that would result in a significant impairment loss during the periods reported.

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

Reference is made to the Partnership's annual report for the year ended December 31, 1997, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner shall be entitled to receive subsequent to May 4, 1988, the Termination of the Offering, a Partnership Management Fee payable annually within 60 days following the last day of each fiscal year, which shall be an amount equal to the lesser of (i) 0.5% of the net value of the Partnership's assets as of the end of such fiscal year reflected on the Certificate of Value furnished to the Limited Partners, plus, to the extent the Partnership Management Fee paid in any prior year was less than 0.5% of the net value of the Partnership's assets in such prior year, the amount of such deficit, or (ii) an amount equal to the difference between 10% of the Partnership's aggregate Cash Flow (as defined in the Partnership Agreement) for the period from the Commencement of Operations to the end of the fiscal year for which such Partnership Management Fee is payable, and the aggregate amount previously paid to the General Partner as a Partnership Management Fee. In addition, Sale Proceeds are distributed: first, 75% to all Limited Partners and 25% to the General Partner until the earlier of
(i) receipt by Limited Partners of cumulative distributions of Sale Proceeds in an amount equal to 100% of their Original Capital Contribution, or (ii) receipt by the General Partner of cumulative distributions of Sale Proceeds sufficient to repay the Loan (as defined hereafter), until the outstanding balance of the Loan has been repaid; thereafter, to the Limited Partners, until they have received cumulative distributions of Sale Proceeds in an amount equal to 100% of their Original Capital Contribution, plus an amount (including Cash Flow (as defined in the Partnership Agreement)) equal to a cumulative return of 6% per annum simple interest on their Capital Investment from their investment date in the Partnership; thereafter, 85% to all Limited Partners; and 15% to the General Partner, provided, however, that no distribution of the General Partner's 15% share of Sale Proceeds shall be made until Limited Partners have received the greater of (i) Sale Proceeds plus Cash Flow (as defined in the Partnership Agreement) previously received in excess of the Preferred Return equal to 125% of the Limited Partners' Original Capital Contribution, or (ii) Sale Proceeds plus all Cash Flow (as defined in the Partnership Agreement) previously received equal to their Original Capital Contribution plus a 10% per annum simple interest return on their Capital Investment from the date of investment.

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) shall be allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the

Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 15% to the General Partner and 85% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the three months ended March 31, 1998, the General Partner was entitled to a Partnership Management Fee and allocated Net Profits of $18,000. For the three months ended March 31, 1997, the General Partner was entitled to a Partnership Management Fee of $18,800 and was allocated Net Profits of $333,900, which included a gain of $315,100 from the sale of Partnership property.

In accordance with the Partnership Agreement, the General Partner made advances (the "Loan") to the Partnership in cumulative amounts equal to the Acquisition Fees and the Partnership Management Fees which were paid to the General Partner or its Affiliates for distribution to the Limited Partners on a pro rata basis to the extent that Cash Flow (as defined in the Partnership Agreement) was less than sufficient to distribute cash in amounts equal to the Limited Partners' Preferred Return (7.5% per annum noncompounding cumulative return on the Limited Partners' Capital Investment); provided, however, that the maximum amount advanced to the Partnership by the General Partner for distribution to the Limited Partners was the amount of Acquisition Fees and Partnership Management Fees actually paid to the General Partner or its Affiliates. Amounts advanced bear interest at the rate of 8.5% per annum simple interest, payable monthly. Repayment of amounts advanced are made only from Cash Flow (as defined in the Partnership Agreement) if and to the extent it is more than sufficient to distribute cash to the Limited Partners in amounts equal to the Limited Partners' Preferred Return and from Sale Proceeds as disclosed above. As of March 31, 1998, the outstanding balance on the Loan was $1,569,500, which represents the total amount of the General Partner's current commitment. In May 1998, the Partnership intends to utilize a portion of the proceeds from the 1997 sale of Park Plaza to repay the outstanding balance of the Loan.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 1998 were as follows:

                                                        Paid   Payable
----------------------------------------------------------------------
Property management and leasing fees                   $ 1,000 $15,500
Real estate commissions (a)                               None  40,200
Interest expense on loan payable to General Partner     33,400    None
Reimbursement of property insurance premiums, at cost     None   4,300
Legal                                                    4,700  14,200
Reimbursement of expenses, at cost:
 --Accounting                                             None   5,000
 --Investor communication                                 None   1,200
----------------------------------------------------------------------
                                                       $39,100 $80,400
----------------------------------------------------------------------

(a) As of March 31, 1998, the Partnership owed $40,200 to the General Partner for real estate commissions earned in connection with the sales of certain of the Partnership's properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partner or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment.

A third party management group provides on-site property management for the Partnership's property for a fee equal to 3% of gross rents received from the property. The third party property management group is entitled to a leasing fee equal to 3% of gross rents received, reduced by leasing fees paid to other third parties up to but not exceeding the 3% leasing fee.

3. SPECIAL DISTRIBUTION:

On May 31, 1998, the Partnership will distribute a portion of the Park Plaza Sale Proceeds totaling $6,523,300 or $11.00 per Unit to Limited Partners of record as of December 18, 1997. For additional information related to the sale of Park Plaza, see Note 6 of Notes to Financial Statements in the Partnership's Annual Report for the year ended December 31, 1997.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's Annual Report for the year ended December 31, 1997 for a discussion of the Partnership's business.

Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sale price. The Partnership, in addition to being in the operation of properties phase, is also in the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Partnership operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives income generated from such real property interests. During the year ended December 31, 1997, the Partnership sold its interest in three of its remaining four properties.

OPERATIONS
The table below is a recap of the Partnership's operating results for the three months ended March 31, 1998 and 1997. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                               Comparative
                            Operating Results
                                   (a)
                            For the Quarters
                                  Ended
                            3/31/98   3/31/97
----------------------------------------------
INDIAN RIDGE PLAZA SHOPPING CENTER
Rental revenues             $529,800  $489,100
----------------------------------------------
Property net income         $277,200  $199,000
----------------------------------------------
Average occupancy                89%       92%
----------------------------------------------
SOLD PROPERTIES (B)
Rental revenues             $ (1,700) $593,400
----------------------------------------------
Property net (loss) income  $(25,900) $135,100
----------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as interest income, interest expense and general and administrative expenses.
(b) Sold Properties includes results from Park Plaza Professional Office Building ("Park Plaza"), 3120 Southwest Freeway and Carrollton Crossroads Shopping Center, all of which were sold during 1997.

Net income decreased by $1,144,900 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The decrease was primarily due to the gains recorded on the sales of two Partnership properties during the first quarter of 1997. The absence of results of the Sold Properties during 1997 was almost entirely offset by the improved operating results at Indian Ridge and the decrease in interest expense on the Loan Payable to the General Partner as a result of the partial repayment made during 1997.

Net income, exclusive of properties sold during 1997, increased by $145,000 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The increase was primarily due to the improved operating results at Indian Ridge and the decrease in interest expense on the Loan Payable to the General Partner. Also contributing to the increase was an increase in interest earned on the Partnership's short-term investments which was due to an increase in cash available for investment.

The following comparative discussion excludes the results of Sold Properties.

Rental revenues increased by $40,700 or 8.3% for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The increase was primarily due to increases in tenant expense reimbursements and base rental income, which were due to an increase in rates charged to new and renewing tenants partially offset by a decrease in average occupancy.

Repair and maintenance expenses decreased by $29,700 for the three-month periods under comparison. The decrease was primarily due to a decrease in snow removal costs resulting from a mild winter.

To increase and/or maintain occupancy at Indian Ridge, the General Partner, through its asset management and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of property brochures; 2) early renewal of existing tenants' leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining property. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                                                           Comparative
                                                        Cash Flow Results
                                                      For the Quarters Ended
                                                        3/31/98     3/31/97
------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)   $   431,500  $  572,500
Items of reconciliation:
 General Partner's Partnership Management Fee              18,000      18,800
 Decrease (increase) in current assets                     51,000     (70,500)
 Increase (decrease) in current liabilities                 3,200    (277,400)
------------------------------------------------------------------------------
Net cash provided by operating activities             $   503,700  $  243,400
------------------------------------------------------------------------------
Net cash (used for) provided by investing activities  $(2,400,300) $9,045,100
------------------------------------------------------------------------------
Net cash (used for) financing activities              $  (409,900) $ (659,200)
------------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $141,000 for the three months ended March 31, 1998 when compared to three months ended March 31, 1997 was primarily due to the absence of Cash Flow (as defined in the Partnership Agreement) from properties sold during 1997. Partially offsetting the decrease was the increase in Partnership net income, exclusive of sold properties, depreciation, amortization and the gain on the sales of properties sold during the three months ended March 31, 1997, as previously discussed.

The decrease in the Partnership's cash position of $2,306,500 for the three months ended March 31, 1998 resulted primarily from additional investments in debt securities. The decrease was partially offset by net cash provided by operating activities exceeding distributions paid to Limited Partners. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of March 31, 1998 were comprised of amounts held for working capital purposes, as well as the Sale Proceeds to be distributed on May 31, 1998.

Net cash provided by operating activities continues to be a primary source of funds to the Partnership. Net cash provided by operating activities increased by $260,300 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The increase was primarily the result of the timing of the payment of expenses in 1997 at Park Plaza along with the increase in net income, exclusive of properties sold during 1997 and depreciation and amortization, as previously discussed.

Net cash provided by (used for) investing activities changed from $9,045,100 for the three months ended March 31, 1997 to $(2,400,300) for the three months ended March 31, 1998. The change was due to the receipt of proceeds during the first quarter of 1997 from the sales of two Partnership properties. Net increase in investments in debt securities during the comparable quarters remained relatively unchanged. The investments in debt securities are a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes or for distribution to Partners. These investments are of investment-grade and generally mature less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures. Approximately $60,000 is projected to be spent at Indian Ridge during the remainder of 1998. Actual amounts expended may vary depending on a number of factors, including actual leasing activity and other market conditions throughout the remainder of the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain the occupancy level in a very competitive market, maximize rental rates charged to new and renewing tenants and prepare the remaining property for eventual disposition.

The decrease in net cash used for financing activities of $249,300 was due primarily to a decrease in distributions to Partners. The decease in distributions is the result of the General Partner's adjustment of distributions to Limited Partners to an amount consistent with the Partnership's remaining assets and their related earnings following the sales of three properties during 1997. The decrease was partially offset by proceeds received during 1997 from the Loan Payable to the General Partner.

On December 18, 1997, a joint venture in which the Partnership owns a 50% interest completed the sale of Park Plaza. In connection with this sale, on May 31, 1998 Limited Partners of record as of December 18, 1997 will receive a special distribution of $6,523,300 or $11.00 per Unit. The remaining Park Plaza Sale Proceeds will be used to completely repay the Loan Payable of $1,569,500 to the General Partner.

The General Partner, on behalf of the Partnership, has contracted for substantially all of its business activities with certain principal entities for which computer programs are utilized. Each of these companies is financially responsible and have represented to management of the General Partner that they are taking appropriate steps for modifications needed to their respective systems to accommodate processing data by Year 2000. Accordingly, the Partnership anticipates incurring no material Year 2000 costs and is currently not aware of any material contingencies related to this matter.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the potential capital and tenant improvements and leasing costs to be made at the Partnership's remaining property. For the three months ended March 31, 1998, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $135,000.

Distributions to Limited Partners of Cash Flow (as defined in the Partnership Agreement) for the three months ended March 31, 1998 were declared in the amount of $296,500, or $0.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's remaining property as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, exclusive of the distributions of Park Plaza's Sale Proceeds and Cash Flow (as defined in the Partnership Agreement) on May 31, 1998, there can be no assurance as to the amounts of cash for future distributions to Partners.

Based upon the current estimated value of its assets, net of its outstanding liabilities, together with its expected results and capital expenditure requirements, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership may be less than such Limited Partners' original Capital Contributions.

                          PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

     (a) Exhibits:  None

     (b) Reports on Form 8-K:

     There were no reports filed on Form 8-K for the three months ended March 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 4

                         By: FIRST CAPITAL FINANCIAL CORPORATION
                             GENERAL PARTNER

Date:  May 15, 1998      By:  /s/  DOUGLAS CROCKER II
       ------------           ------------------------------------
                                   DOUGLAS CROCKER II
                             President and Chief Executive Officer

Date:  May 15, 1998      By: /s/  NORMAN M. FIELD
       ------------          -------------------------------------
                                  NORMAN M. FIELD
                             Vice President - Finance and Treasurer