Form 10-Q
period 1998-06-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 4
filed 1998-08-12
CIK 794665

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                     June 30, 1998
                         -------------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to _____________________

     Commission File Number                        0-15632
                           -----------------------------------------------------


               First Capital Institutional Real Estate, Ltd. - 4
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Illinois                                             36-3441345
-------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 1000, Chicago, Illinois         60606-2607
--------------------------------------------------------    --------------------
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.--4
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                June 30,
                                                  1998      December 31,
                                               (Unaudited)      1997
------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                          $ 2,509,900  $ 2,509,900
 Buildings and improvements                     15,548,600   15,533,600
------------------------------------------------------------------------
                                                18,058,500   18,043,500
Accumulated depreciation and amortization       (3,962,200)  (3,748,600)
------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                 14,096,300   14,294,900
Cash and cash equivalents                        2,387,600   10,407,900
Investments in debt securities                   2,202,400    2,024,000
Restricted cash                                                  50,000
Rents receivable                                    11,900       95,700
Other assets                                        25,200       42,300
------------------------------------------------------------------------
                                               $18,723,400  $26,914,800
------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Loan payable to General Partner               $            $ 1,569,500
 Accounts payable and accrued expenses             402,100      441,800
 Due to Affiliates                                  71,100       73,500
 Distributions payable                             332,500    6,933,200
 Security deposits                                  31,500       35,000
 Other liabilities                                  42,300       53,700
------------------------------------------------------------------------
                                                   879,500    9,106,700
------------------------------------------------------------------------
Partners' capital:
 General Partner                                    40,300       40,300
 Limited Partners (593,025 Units issued and
  outstanding)                                  17,803,600   17,767,800
------------------------------------------------------------------------
                                                17,843,900   17,808,100
------------------------------------------------------------------------
                                               $18,723,400  $26,914,800
------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1998 (Unaudited) and the year ended December 31, 1997
(All dollars rounded to nearest 00s)

                                         General      Limited
                                         Partner      Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1997                        $ (270,300) $ 32,215,500  $ 31,945,200
Net income for the year ended December
 31, 1997                                  424,000     1,753,700     2,177,700
Distributions for the year ended
 December 31, 1997                        (113,400)  (16,201,400)  (16,314,800)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1997        40,300    17,767,800    17,808,100
Net income for the six months ended
 June 30, 1998                              36,000       628,800       664,800
Distributions for the six months ended
 June 30, 1998                             (36,000)     (593,000)     (629,000)
-------------------------------------------------------------------------------
Partners' capital, June 30, 1998        $   40,300  $ 17,803,600  $ 17,843,900
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 4

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                     1998      1997
----------------------------------------------------------------------
Income:
 Rental                                            $502,800 $  883,000
 Interest                                           137,300    166,100
----------------------------------------------------------------------
                                                    640,100  1,049,100
Expenses:
 Interest on loan payable to General Partner         22,600     73,800
 Depreciation and amortization                      106,500    224,200
 Property operating:
  Affiliates                                          3,200     27,300
  Nonaffiliates                                      63,400    136,000
 Real estate taxes                                   74,700    132,500
 Insurance-- Affiliate                                2,200      8,400
 Repairs and maintenance                             30,500     89,600
 General and administrative:
  Affiliates                                          5,100      3,500
  Nonaffiliates                                       9,500     35,000
Additional expense of sale of property                          26,100
----------------------------------------------------------------------
                                                    317,700    756,400
----------------------------------------------------------------------
Net income                                         $322,400 $  292,700
----------------------------------------------------------------------
Net income allocated to General Partner            $ 18,000 $   14,800
----------------------------------------------------------------------
Net income allocated to Limited Partners           $304,400 $  277,900
----------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (593,025 Units outstanding)                       $   0.51 $     0.47
----------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1998       1997
------------------------------------------------------------------------
Income:
 Rental                                            $1,031,000 $1,965,500
 Interest                                             312,700    326,300
 Gain on sale of property                                      1,102,800
------------------------------------------------------------------------
                                                    1,343,700  3,394,600
------------------------------------------------------------------------
Expenses:
 Interest on loan payable to General Partner           56,000    165,200
 Depreciation and amortization                        213,600    457,100
 Property operating:
  Affiliates                                            5,000     59,600
  Nonaffiliates                                       132,400    308,500
 Real estate taxes                                    148,400    279,200
 Insurance-- Affiliate                                  6,500     20,100
 Repairs and maintenance                               57,300    236,700
 General and administrative:
  Affiliates                                           11,700     10,200
  Nonaffiliates                                        48,000     78,000
------------------------------------------------------------------------
                                                      678,900  1,614,600
------------------------------------------------------------------------
Net income                                         $  664,800 $1,780,000
------------------------------------------------------------------------
Net income allocated to General Partner            $   36,000 $  348,700
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  628,800 $1,431,300
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (593,025 Units outstanding)                       $     1.06 $     2.41
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s)

                                                            1998        1997
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                              $  664,800  $ 1,780,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                             213,600      457,100
  (Gain) on sale of property                                          (1,102,800)
  Changes in assets and liabilities:
  Decrease in rents receivable                               83,800       89,900
  Decrease (increase) in other assets                        17,100      (42,000)
  (Decrease) in accounts payable and accrued expenses       (39,700)    (221,300)
  (Decrease) in due to Affiliates                            (2,400)     (69,500)
  (Decrease) in other liabilities                           (11,400)     (26,300)
---------------------------------------------------------------------------------
   Net cash provided by operating activities                925,800      865,100
---------------------------------------------------------------------------------
Cash flows from investing activities:
 (Increase) in investments in debt securities              (178,400)    (463,200)
 Proceeds from sales of property                                      11,307,700
 Payments for capital and tenant improvements               (15,000)     (65,500)
 Decrease in restricted cash                                 50,000
---------------------------------------------------------------------------------
   Net cash (used for) provided by investing activities    (143,400)  10,779,000
---------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                          (7,229,700)  (9,564,700)
 Net repayment of loan payable to General Partner        (1,569,500)  (2,677,300)
 (Decrease) in security deposits                             (3,500)     (37,200)
---------------------------------------------------------------------------------
Net cash (used for) financing activities                 (8,802,700) (12,279,200)
---------------------------------------------------------------------------------
   Net (decrease) in cash and cash equivalents           (8,020,300)    (635,100)
Cash and cash equivalents at the beginning of the
 period                                                  10,407,900    2,572,500
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period       $2,387,600  $ 1,937,400
---------------------------------------------------------------------------------
Supplemental information:
Interest paid to General Partner                         $   56,000  $   185,200
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.--4

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1998

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1998 are not necessarily indicative of the operating results for the year ending December 31, 1998.

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

Investments in debt securities are comprised of corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair value. All of these securities had maturities of less than one year when purchased. Certain reclassifications have been made to the previously reported 1997 statements in order to provide comparability with the 1998 statements. These reclassifications had no effect on net income or Partners' capital.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of

Partnership properties) shall be allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 15% to the General Partner and 85% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and six months ended June 30, 1998, the General Partner was allocated earnings and accrued a Partnership Management Fee of $18,000 and $36,000, respectively.

In accordance with the Partnership Agreement, the General Partner made advances to the Partnership in cumulative amounts equal to the Acquisition Fees and the Partnership Management Fees which were paid to the General Partner or its Affiliates for distribution to the Limited Partners on a pro rata basis to the extent that Cash Flow (as defined in the Partnership Agreement) was less than sufficient to distribute cash in amounts equal to the Limited Partners' Preferred Return (7.5% per annum noncompounding cumulative return on the Limited Partners' Capital Investment); provided, however, that the maximum amount which shall be advanced to the Partnership by the General Partner for distribution to the Limited Partners shall be the amount of Acquisition Fees and Partnership Management Fees actually paid to the General Partner or its Affiliates. Amounts advanced bore interest at the rate of 8.5% per annum simple interest, payable monthly. Repayment of amounts advanced were made only from Cash Flow (as defined in the Partnership Agreement) if and to the extent it is more than sufficient to distribute cash to the Limited Partners in amounts equal to the Limited Partners' Preferred Return and from Sale Proceeds to the extent permitted in the Partnership Agreement. During the quarter ended June 30, 1998 the Partnership, in accordance with the Partnership agreement, repaid the General Partner the remaining outstanding balance on the loan of $1,569,500, utilizing a portion of the Sale Proceeds from the sale of Park Plaza Professional Office Building ("Park Plaza").

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1998 were as follows:

                                                         Paid
                                                  Quarter Six Months Payable
----------------------------------------------------------------------------
Asset management fees                             $ 3,500  $ 4,500   $14,400
Real estate commissions (a)                          None     None    40,200
Interest expense on loan payable to General
 Partner                                           22,600   56,000      None
Reimbursement of property insurance premiums, at
 cost                                               2,500    2,500     4,000
Legal                                               2,000   16,200    11,500
Reimbursement of expenses, at cost:
 --Accounting                                       5,700    5,700       700
 --Investor communication                           2,500    2,500       300
----------------------------------------------------------------------------
                                                  $38,800  $87,400   $71,100
----------------------------------------------------------------------------

(a) As of June 30, 1998, the Partnership owed $40,200 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partner or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment.

3. SPECIAL DISTRIBUTION:

On May 31, 1998, the Partnership distributed a portion of the Park Plaza Sale Proceeds totaling $6,523,300 or $11.00 per Unit to Limited Partners of record as of December 18, 1997. For additional information related to the sale of Park Plaza, see Note 6 of Notes to Financial Statements in the Partnership's Annual Report for the year ended December 31, 1997.

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

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. The Partnership, in addition to being in the operation of properties phase, is also in the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operations are generally expected to decline as real property interests are sold since the Partnership no longer receives income generated from such real property interests. During the year ended December 31, 1997, the Partnership sold its interest in three of its remaining four properties.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its properties for the quarters and six months ended June 30, 1998 and 1997. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                               Comparative Operating Results (a)
                                 For the             For the
                             Quarters Ended     Six Months Ended
                            6/30/98  6/30/97   6/30/98     6/30/97
--------------------------------------------------------------------
INDIAN RIDGE PLAZA SHOPPING CENTER
Rental revenues             $492,800 $512,900 $1,022,600  $1,002,000
--------------------------------------------------------------------
Property net income         $209,200 $274,300 $  486,400  $  473,300
--------------------------------------------------------------------
Average occupancy                89%      91%        89%         92%
--------------------------------------------------------------------
SOLD PROPERTIES (B)
Rental revenues             $ 10,000 $381,200 $    8,200  $  963,400
--------------------------------------------------------------------
Property net income (loss)  $  8,700 $ 18,800 $  (17,200) $  127,000
--------------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense and general and administrative expenses.
(b) Sold Properties includes results from Park Plaza Professional Office Building ("Park Plaza"), 3120 Southwest Freeway Office Building and Carrollton Crossroads Shopping Center, all of which were sold during 1997.

Unless otherwise disclosed, discussions of fluctuations between 1998 and 1997 refer to both the quarters and six months ended June 30, 1998 and 1997.

Net income decreased by $1,115,200 for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997. The decrease was primarily due to the 1997 gains recorded on the sales of two Partnership properties. The absence in 1998 of results from the Sold Properties was almost entirely offset by a decrease in interest paid on the loan payable to the General Partner (see discussion below), improved operating results at Indian Ridge Shopping Center ("Indian Ridge") and a decrease in state and federal taxes paid on behalf of the Limited Partners.

Net income increased by $29,700 for the quarter ended June 30, 1998 when compared to the quarter ended June 30, 1997. The increase was primarily due to the decrease in interest paid on the loan payable to the General Partner, which was due to the 1998 repayment of the outstanding balance and additional expense related to the sales of two Partnership properties, which were recognized during the quarter ended June 30, 1997. The increase was partially offset by diminished operating results at Indian Ridge and the absence of 1998 results from Sold Properties.

Net income exclusive of Sold Properties increased by $135,100 for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997. The increase was primarily due to the decrease in interest expense on the loan payable to the General Partner and improved operating results at Indian Ridge. Net income exclusive of Sold Properties decreased by $10,000 for the quarter ended June 30, 1998 when compared to the quarter ended June 30, 1997. The decrease was primarily due to the diminished operating results at Indian Ridge. The decrease was partially offset by the decrease in interest expense on the loan payable to the General Partner.

The following comparative discussion excludes the results of the Sold
Properties.

Rental revenues increased by $20,600 or 2.1% for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997. The increase was primarily the result of an increase in base rental income, which was due to an increase in rates charged to new and renewing tenants partially offset by a decline in average occupancy.

Rental revenues decreased by $20,100 or 3.9% for the quarter ended June 30, 1998 when compared to the quarter ended June 30, 1997. The decrease was primarily due to a decrease in tenant expense reimbursements. The decrease was due to actual settlement billings to tenants for 1997 payable in 1998 being less than estimated. The decrease was partially offset by an increase in base rental income.

Interest expense decreased by $51,200 and $109,200 for the quarter and six-month periods under comparison, respectively. The decreases were due to the effects of the May 31, 1997 and May 31, 1998 paydowns of the Partnership's loan from the General Partner. In accordance with the Partnership Agreement, 25% of the Sales Proceeds from Carrollton and Southwest Freeway were used on May 31, 1997 to reduce the loan payable to the General Partner. On May 31, 1998 the loan payable to the General Partner was paid off with a portion of the Sale Proceeds from Park Plaza.

Property operating expenses increased by $23,400 and $18,500 for the quarter and six months ended June 30, 1998 when compared to the quarter and six months ended June 30, 1997, respectively. The increases were primarily due to an increase in management fees, which resulted from the increase in rental revenues. The increase was partially offset by a decrease in salary expense.

Repairs and maintenance expense increased by $23,400 for the quarter ended June 30, 1998 when compared to the quarter ended June 30, 1997. The increase was primarily due to an increase in landscaping and snow removal costs.

Repair and maintenance expense decreased by $5,800 for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997. The decrease was primarily due to a decrease in snow removal costs. The decrease was partially offset by an increase in landscaping costs.

To increase and/or maintain occupancy at Indian Ridge, the General Partner, through its asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of property brochures; 2) early renewal of existing tenants' leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

                                                           Comparative
                                                        Cash Flow Results
                                                     For the Six Months Ended
                                                       6/30/98      6/30/97
-------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $   842,400  $  1,096,800
Items of reconciliation:
 General Partner's Partnership Management Fee             36,000        37,500
 Decrease in current assets                              100,900        47,900
 (Decrease) in current liabilities                       (53,500)     (317,100)
-------------------------------------------------------------------------------
Net cash provided by operating activities            $   925,800  $    865,100
-------------------------------------------------------------------------------
Net cash (used for) provided by investing
 activities                                          $  (143,400) $ 10,779,000
-------------------------------------------------------------------------------
Net cash (used for) financing activities             $(8,802,700) $(12,279,200)
-------------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $254,400 for the six months ended June 30, 1998 when compared to six months ended June 30, 1997 was primarily due to the absence of Cash Flow (as defined in the Partnership Agreement) from Sold Properties. Partially offsetting the decrease was the increase in Partnership Cash Flow (as defined in the Partnership Agreement) from Indian Ridge together with reduced interest expense.

The decrease in the Partnership's cash position for the six months ended June 30, 1998 resulted primarily from the investments in debt securities, distributions paid to Limited Partners and repayment of the loan payable to the General Partner exceeding the net cash provided by operating activities. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of June 30, 1998 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities increased by $60,700 for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997. The increase was primarily the result of the timing of the payment of expenses in 1997 at Park Plaza together with the increase in net income, exclusive of properties sold during 1997 and depreciation and amortization, as previously discussed.

Net cash provided by (used for) investing activities changed from $10,779,000 for the six months ended June 30, 1997 to $(143,400) for the six months ended June 30, 1998. The change was primarily due to the receipt of proceeds in 1997 from the sales of Southwest Freeway and Carrollton. The change was partially offset by a decrease in amounts invested in debt securities during the comparable six-month periods. The investments in debt securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment-grade and generally mature less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures and spent $15,000 for capital and tenant improvements and leasing costs during the six months ended June 30, 1998. Approximately $45,000 is projected to be spent at Indian Ridge during the remainder of 1998. Actual amounts expended may vary depending on a number of factors including actual leasing activity and other market conditions throughout the remainder of the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain the occupancy level in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining property for eventual disposition.

The decrease in net cash used for financing activities of $3,476,500 was primarily due to the 1997 special distributions of Sales Proceeds exceeding the 1998 special distribution of Sale Proceeds. The decrease was also due to a larger principal repayment of the loan payable to the General Partner in 1997 when compared to 1998.

On December 18, 1997, a joint venture in which the Partnership owns a 50% interest completed the sale of Park Plaza. In connection with this sale, on May 31, 1998 Limited Partners of record as of December 18, 1997 received a special distribution of $6,523,300 or $11.00 per Unit. The remaining Park Plaza Sale Proceeds were used to completely repay the loan payable of $1,569,500 to the General Partner.

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

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at Indian Ridge during the coming years. For the six months ended June 30, 1998, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $249,400.

Distributions to Limited Partners for the quarter ended June 30, 1998 were declared in the amount of $296,500, or $.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of Indian Ridge as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Partners.

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

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

     (a) Exhibits:  None

     (b) Reports on Form 8-K:

         There were no reports filed on Form 8-K during the quarter ended June 30, 1998.

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

Date:  August 14, 1998   By:  /s/    DOUGLAS CROCKER II
       ---------------       --------------------------------------
                                     DOUGLAS CROCKER II
                             President and Chief Executive Officer

Date:  August 14, 1998   By: /s/     NORMAN M. FIELD
       ---------------       --------------------------------------
                                     NORMAN M. FIELD
                             Vice President - Finance and Treasurer