Form 10-Q
period 1998-09-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 4
filed 1998-11-12
CIK 794665

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                  September 30, 1998
                          -----------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                    -------------------    --------------------

     Commission File Number                           0-15632
                                    -------------------------------------------

               First Capital Institutional Real Estate, Ltd. - 4
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                         Illinois                               36-3441345
---------------------------------------------------------   -------------------
             (State or other jurisdiction of                 (I.R.S. Employer
              incorporation or organization)                Identification No.)

 Two North Riverside Plaza, Suite 1000, Chicago, Illinois       60606-2607
---------------------------------------------------------   -------------------
         (Address of principal executive offices)               (Zip Code)

                                (312) 207-0020
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, may be forward looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. The Partnership, in addition to being in the operation of properties phase, is also in the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operations are generally expected to decline as real property interests are sold since the Partnership no longer receives income generated from such real property interests. As of September 30, 1998, the Partnership has sold all of its real property investments with the exception of Indian Ridge Plaza Shopping Center ("Indian Ridge").

OPERATIONS
The table below includes a recap of the Partnership's share of certain operating results of its properties for the quarters and nine months ended September 30, 1998 and 1997. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                               Comparative Operating Results (a)
                            For the Quarters    For the Nine Months
                                  Ended                Ended
                            9/30/98   9/30/97   9/30/98     9/30/97
---------------------------------------------------------------------
INDIAN RIDGE PLAZA SHOPPING CENTER
Rental revenues             $490,100  $479,200 $1,512,700  $1,481,200
---------------------------------------------------------------------
Property net income         $209,300  $211,300 $  695,700  $  684,600
---------------------------------------------------------------------
Average occupancy                89%       89%        89%         91%
---------------------------------------------------------------------
SOLD PROPERTIES (B)
Rental revenues             $(32,800) $400,900 $  (24,600) $1,301,900
---------------------------------------------------------------------
Property net (loss) income  $(29,800) $ 50,400 $  (47,000) $  117,200
---------------------------------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as interest income, interest expense and general and administrative expenses.
(b) Sold Properties includes results from Park Plaza Professional Building ("Park Plaza"), 3120 Southwest Freeway Office Building ("Southwest Freeway") and Carrollton Crossroads Shopping Center ("Carrollton"), all of which were sold during 1997.

Unless otherwise disclosed, discussions of fluctuations between 1998 and 1997 refer to both the quarters and nine months ended September 30, 1998 and 1997.

Net income decreased by $1,088,600 for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997. The decrease was primarily due to the 1997 gains recognized on the sales of Southwest Freeway and Carrollton. Also contributing to the decrease was the absence of results from Sold Properties during 1998. The decrease was partially offset by a decrease in interest on the loan payable to the General Partner due to its repayment as part of the May 31, 1998 distribution of Park Plaza Sale Proceeds.

Net income increased by $26,600 for the quarter ended September 30, 1998 when compared to the quarter ended September 30, 1997. The increase was primarily due to the decrease in interest payable on the loan payable to the General Partner. The increase was partially offset by the absence of results during 1998 from Park Plaza.

Net income, exclusive of Sold Properties, improved by $49,900 and $187,100 for the quarter and the nine months ended September 30, 1998 when compared to the quarter and nine months ended September 30, 1997, respectively. The improvements were primarily due to the decrease in interest expense on the loan payable to General Partner, as previously discussed. The improvements were also due to reduced personnel and data processing costs.

The following comparative discussion includes only the results of Indian Ridge.

Rental revenues increased by $10,900 or 2.3% and $31,500 or 2.1% for the quarter and nine months ended September 30, 1998 when compared to the quarter and nine months ended September 30, 1997, respectively. The increases were primarily due to an increase in base rental income, which was due to an increase in rates charged to new and renewing tenants partially offset by a slight decline in average occupancy.

Property operating expenses increased by $14,000 for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997. The increases were primarily due to an increase in utility costs and professional services.

Repair and maintenance expense increased by $16,300 and $10,500 for the quarter and nine months ended September 30, 1998 when compared to the quarter and nine months ended September 30, 1997, respectively. The increases were primarily due to an increase in landscaping costs. The increase for the nine-month periods under comparison was partially offset by a decrease in snow removal costs.

To increase and/or maintain the occupancy level at the Partnership's remaining property, the General Partner, through its asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of property brochures; 2) early renewal of existing tenants' leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers;
5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

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

                                                           Comparative
                                                        Cash Flow Results
                                                       For the Nine Months
                                                              Ended
                                                       9/30/98      9/30/97
-------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $ 1,147,100  $  1,491,500
Items of reconciliation:
 General Partner's Partnership Management Fee             54,000        56,300
 Decrease in current assets                               87,500       166,100
 Increase (decrease) in current liabilities               32,300      (194,100)
-------------------------------------------------------------------------------
Net cash provided by operating activities            $ 1,320,900  $  1,519,800
-------------------------------------------------------------------------------
Net cash provided by investing activities            $   382,700  $ 11,187,100
-------------------------------------------------------------------------------
Net cash (used for) financing activities             $(9,099,000) $(12,575,900)
-------------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $344,400 for the nine months ended September 30, 1998 when compared to nine months ended September 30, 1997 was primarily due to the absence of Cash Flow (as defined in the Partnership Agreement) from the Sold Properties. Partially offsetting the decrease was increased Cash Flow (as defined in the Partnership Agreement) resulting from a decrease in interest expense.

The decrease in the Partnership's cash position for the nine months ended September 30, 1998 resulted primarily from distributions paid to Limited Partners and the repayment of the loan payable to the General Partner exceeding the net cash provided by operating activities and the redemption of a portion of the Partnership's investments in debt securities. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of September 30, 1998 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities decreased by $198,900 for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997. The decrease was primarily the result of the absence of 1998 results from the Sold Properties. The decrease was partially offset by the decrease in interest expense, as previously discussed, and the 1997 liquidation of the trade payables of the Sold Properties.

Net cash provided by investing activities decreased by $10,804,400 for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997. The decrease was primarily due to the receipt of proceeds during the nine months ended September 30, 1997 from the sales of Southwest Freeway and Carrollton.

The Partnership maintains working capital reserves to pay for capital expenditures and spent $15,000 for capital and tenant improvements and leasing costs during the nine months ended September 30, 1998. Approximately $65,000 is projected to be spent at Indian Ridge during the remainder of 1998. Actual amounts expended may vary depending on a number of factors including actual leasing activity and other market conditions throughout the remainder of the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain the occupancy level in a very competitive market, maximize rental rates charged to new and renewing tenants and prepare the remaining property for eventual disposition.

Investments in debt securities are a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment grade and mature less than one year from their date of purchase.

The decrease in net cash used for financing activities of $3,476,900 was primarily due to the 1997 special distributions of Sales Proceeds from Carrollton and Southwest Freeway exceeding the 1998 special distribution of Sale Proceeds from Park Plaza. The decrease was also due to a larger principal repayment of the loan payable to the General Partner in 1997 when compared to 1998.

On December 18, 1997, a joint venture in which the Partnership owns a 50% interest completed the sale of Park Plaza. In connection with this sale, on May 31, 1998 Limited Partners of record as of December 18, 1997 were paid a special distribution of $6,523,300 or $11.00 per Unit. The remaining Park Plaza Sale Proceeds were used to fully repay the loan payable of $1,569,500 to the General Partner.

The Year 2000 problem is the result of the inability of existing computer programs to distinguish between a year beginning with "20" rather than "19". This is the result of computer programs using two rather than four digits to define an applicable year. If not corrected, any program having time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a variety of problems including miscalculations, loss of data and failure of entire systems. Critical areas that could be affected are accounts receivable and rent collections, accounts payable, general ledger, cash management, fixed assets, investor services, computer hardware, telecommunications systems and health, security, fire and life systems.

The Partnership has engaged Affiliated and unaffiliated entities to perform all of its critical functions that utilize software that may have time-sensitive applications. All of these providers are providing these services for their own organizations as well as for other clients. The General Partner, on behalf of the Partnership, has been in close communications with each of these service providers regarding steps that are being taken to assure that there will be no serious interruption of the operations of the Partnership resulting from Year 2000 problems. Based on the results of the queries, as well as a review of the disclosures by these service providers, the General Partner believes that the Partnership will be able to continue normal business operations and will incur no material costs related to Year 2000 issues.

The Partnership has not formulated a contingency plan. However, the General Partner believes that based on the size of the Partnership's portfolio and its limited number of transactions, aside from catastrophic failure of banks, governmental agencies, etc., it could carry out substantially all of its critical operations on a manual basis or easily convert to systems that are Year 2000 compliant.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at Indian Ridge during the coming years. For the nine months ended September 30, 1998, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $257,600.

Distributions to Limited Partners for the quarter ended September 30, 1998 were declared in the amount of $296,500, or $.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of Indian Ridge as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Partners.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENT

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.--4
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                               September 30,
                                                   1998      December 31,
                                                (Unaudited)      1997
-------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                           $ 2,509,900  $ 2,509,900
 Buildings and improvements                      15,548,600   15,533,600
-------------------------------------------------------------------------
                                                 18,058,500   18,043,500
Accumulated depreciation and amortization        (4,069,700)  (3,748,600)
-------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                  13,988,800   14,294,900
Cash and cash equivalents                         3,012,500   10,407,900
Investments in debt securities                    1,676,300    2,024,000
Restricted cash                                                   50,000
Rents receivable                                     25,300       95,700
Other assets                                         25,200       42,300
-------------------------------------------------------------------------
                                                $18,728,100  $26,914,800
-------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Loan payable to General Partner                $            $ 1,569,500
 Accounts payable and accrued expenses              486,700      441,800
 Due to Affiliates                                   68,400       73,500
 Distributions payable                              350,500    6,933,200
 Security deposits                                   31,700       35,000
 Other liabilities                                   46,200       53,700
-------------------------------------------------------------------------
                                                    983,500    9,106,700
-------------------------------------------------------------------------
Partners' capital:
 General Partner                                     40,300       40,300
 Limited Partners (593,025 Units issued and
  outstanding)                                   17,704,300   17,767,800
-------------------------------------------------------------------------
                                                 17,744,600   17,808,100
-------------------------------------------------------------------------
                                                $18,728,100  $26,914,800
-------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1998 (Unaudited) and the year ended December 31, 1997
(All dollars rounded to nearest 00s)

                                         General      Limited
                                         Partner      Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1997                        $ (270,300) $ 32,215,500  $ 31,945,200
Net income for the year ended December
 31, 1997                                  424,000     1,753,700     2,177,700
Distributions for the year ended
 December 31, 1997                        (113,400)  (16,201,400)  (16,314,800)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1997        40,300    17,767,800    17,808,100
Net income for the nine months ended
 September 30, 1998                         54,000       826,000       880,000
Distributions for the nine months
 ended September 30, 1998                  (54,000)     (889,500)     (943,500)
-------------------------------------------------------------------------------
Partners' capital, September 30, 1998   $   40,300  $ 17,704,300  $ 17,744,600
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.-4

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                              1998     1997
-----------------------------------------------------------------------------
Income:
 Rental                                                     $457,200 $817,600
 Interest                                                     63,500   58,600
-----------------------------------------------------------------------------
                                                             520,700  876,200
-----------------------------------------------------------------------------
Expenses:
 Interest on loan payable to General Partner                           34,200
 Depreciation and amortization                               107,500  224,900
 Property operating:
  Affiliates                                                   4,500   24,800
  Nonaffiliates                                               46,000  140,300
 Real estate taxes                                            73,900  113,400
 Insurance--Affiliate                                          7,000    8,900
 Repairs and maintenance                                      43,200  104,900
 General and administrative:
  Affiliates                                                   4,600    8,500
  Nonaffiliates                                               18,800   27,700
-----------------------------------------------------------------------------
                                                             305,500  687,600
-----------------------------------------------------------------------------
Net income                                                  $215,200 $188,600
-----------------------------------------------------------------------------
Net income allocated to General Partner                     $ 18,000 $ 18,800
-----------------------------------------------------------------------------
Net income allocated to Limited Partners                    $197,200 $169,800
-----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (593,025
 Units outstanding)                                         $   0.33 $   0.29
-----------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1998       1997
------------------------------------------------------------------------
Income:
 Rental                                            $1,488,200 $2,783,100
 Interest                                             376,200    384,900
 Gain on sales of property                                     1,102,800
------------------------------------------------------------------------
                                                    1,864,400  4,270,800
------------------------------------------------------------------------
Expenses:
 Interest on loan payable to General Partner           56,000    199,400
 Depreciation and amortization                        321,100    682,000
 Property operating:
  Affiliates                                            9,500     84,400
  Nonaffiliates                                       178,400    448,800
 Real estate taxes                                    222,300    392,600
 Insurance--Affiliate                                  13,500     29,000
 Repairs and maintenance                              100,500    341,600
 General and administrative:
  Affiliates                                           16,300     18,700
  Nonaffiliates                                        66,800    105,700
------------------------------------------------------------------------
                                                      984,400  2,302,200
------------------------------------------------------------------------
Net income                                         $  880,000 $1,968,600
------------------------------------------------------------------------
Net income allocated to General Partner            $   54,000 $  367,500
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  826,000 $1,601,100
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (593,025 Units outstanding)                       $     1.39 $     2.70
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1998        1997
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $  880,000  $ 1,968,600
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                           321,100      682,000
  (Gain) on sale of property                                        (1,102,800)
  Changes in assets and liabilities:
  Decrease in rents receivable                             70,400      199,000
  Decrease (increase) in other assets                      17,100      (32,900)
  Increase (decrease) in accounts payable and accrued
   expenses                                                44,900      (89,200)
  (Decrease) in due to Affiliates                          (5,100)     (79,800)
  (Decrease) in other liabilities                          (7,500)     (25,100)
-------------------------------------------------------------------------------
   Net cash provided by operating activities            1,320,900    1,519,800
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Net decrease in investments in debt securities           347,700       12,000
 Proceeds from sale of property                                     11,307,700
 Payments for capital and tenant improvements             (15,000)    (132,600)
 Decrease in restricted cash                               50,000
-------------------------------------------------------------------------------
   Net cash provided by investing activities              382,700   11,187,100
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                        (7,526,200)  (9,861,200)
 (Net repayment of) loan payable to General Partner    (1,569,500)  (2,677,300)
 (Decrease) in security deposits                           (3,300)     (37,400)
-------------------------------------------------------------------------------
   Net cash (used for) financing activities            (9,099,000) (12,575,900)
-------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents   (7,395,400)     131,000
Cash and cash equivalents at the beginning of the
 period                                                10,407,900    2,572,500
-------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $3,012,500  $ 2,703,500
-------------------------------------------------------------------------------
Supplemental information:
 Interest paid to General Partner during the period    $   56,000  $   230,500
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.-4
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1998

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

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred. The Partnership recognizes rental income that is contingent upon tenants' achieving specified targets only to the extent that such targets are attained.

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1998 are not necessarily indicative of the operating results for the year ending December 31, 1998.

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

The Partnership evaluates its commercial rental properties for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a property is less than its carrying basis. Upon determination that an impairment has occurred, the carrying basis in the rental property is reduced to its estimated fair value. Management was not aware of any indicator that would result in a significant impairment loss during the periods reported.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) shall be allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 15% to the General Partner and 85% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and nine months ended September 30, 1998, the General Partner was allocated earnings and accrued a Partnership Management Fee of $18,000 and $54,000, respectively.

In accordance with the Partnership Agreement, the General Partner made advances to the Partnership in cumulative amounts equal to the Acquisition Fees and the Partnership Management Fees which were paid to the General Partner or its Affiliates for distribution to the Limited Partners on a pro rata basis to the extent that Cash Flow (as defined in the Partnership Agreement) was less than sufficient to distribute cash in amounts equal to the Limited Partners' Preferred Return (7.5% per annum noncompounding cumulative return on the Limited Partners' Capital Investment); provided, however, that the maximum amount which shall be advanced to the Partnership by the General Partner for distribution to the Limited Partners shall be the amount of Acquisition Fees and Partnership Management Fees actually paid to the General Partner or its Affiliates. Amounts advanced bore interest at the rate of 8.5% per annum simple interest, payable monthly. Repayment of amounts advanced were made only from Cash Flow (as defined in the Partnership Agreement) if and to the extent it is more than sufficient to distribute cash to the Limited Partners in amounts equal to the Limited Partners' Preferred Return and from Sale Proceeds to the extent permitted in the Partnership Agreement. During the nine months ended September 30, 1998, the Partnership, in accordance with the Partnership Agreement, repaid the General Partner the remaining outstanding balance on the loan of $1,569,500, utilizing a portion of the Sale Proceeds from the sale of Park Plaza Professional Building ("Park Plaza").

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1998 were as follows:

                                                           Paid
                                                               Nine
                                                     Quarter  Months  Payable
-----------------------------------------------------------------------------
Asset and property management fees                   $ 1,000 $  5,500 $14,400
Real estate commissions (a)                             None     None  40,200
Interest expense on loan payable to General Partner     None   56,000    None
Reimbursement of property insurance premiums, at
 cost                                                 11,000   13,500    None
Legal                                                  3,800   20,000  11,500
Reimbursement of expenses, at cost:
 --Accounting                                          1,200    6,900   1,500
 --Investor communication                              2,000    4,500     800
-----------------------------------------------------------------------------
                                                     $19,000 $106,400 $68,400
-----------------------------------------------------------------------------

(a) As of September 30, 1998, the Partnership owed $40,200 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partner or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment.

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

Date:  November 13, 1998      By:  /s/  DOUGLAS CROCKER II
       -----------------           -------------------------
                                        DOUGLAS CROCKER II
                                   President and Chief Executive Officer

Date:  November 13, 1998      By:  /s/  NORMAN M. FIELD
       -----------------           -------------------------
                                        NORMAN M. FIELD
                                   Vice President - Finance and Treasurer

                          PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:
-----------------------------------------

     (a) Exhibits:  None

     (b) Reports on Form 8-K:

         There were no reports filed on Form 8-K during the quarter ended September 30, 1998.