Form 10-K405
period 1998-12-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 4
filed 1999-03-25
CIK 794665

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended     December 31, 1998
                             -----------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ____________ to ______________

Commission File Number  0-15632
                        -------


               First Capital Institutional Real Estate, Ltd. - 4
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Illinois                                                36-3441345
-------------------------------                                ---------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 1000, Chicago, Illinois        60606-2607
--------------------------------------------------------        ----------
       (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code           (312) 207-0020
                                                             --------------
Securities registered  pursuant to Section 12(b) of the Act:   NONE
                                                               ----

Securities registered pursuant to
 Section 12(g) of the Act:                 Limited Partnership Assignee Units
                                           ----------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__
                                      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:

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

The business of the Partnership is to invest primarily in existing commercial income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of commercial income-producing real estate. From January 1987 to March 1989, the Partnership made five real property investments including its purchases of 50% interests in three joint ventures and a 75% interest in one joint venture each with Affiliated partnerships. Two of the 50% joint ventures and the 75% joint venture were each formed for the purpose of acquiring a 100% interest in certain real property and one 50% joint venture was formed for the purpose of participating in a mortgage loan investment, which was recognized as of July 1, 1990 as being foreclosed in-substance and was recorded as two real property investments. All of the Partnership's joint ventures, prior to dissolution, were operated under the common control of First Capital Financial Corporation (the "General Partner"). Through December 31, 1998, the Partnership, with its respective joint venture partners, dissolved the 50% joint venture which was originally formed for the purpose of participating in a mortgage loan investment and the three remaining joint venture interests as a result of the sale and/or disposition of the five real property investments.

Property management services for the Partnership's remaining real estate investment is provided by a third party for fees calculated as a percentage of gross rents received from the property.

The real estate business is highly competitive. The results of operations of the Partnership will depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of these tenants. The property owned by the Partnership frequently competes for tenants with similar properties owned by others.

As of March 1, 1999, there was one employee at the Partnership's property for on-site property maintenance and administration.

ITEM 2.  PROPERTIES
-------  ----------

As of December 31, 1998, the Partnership owned Indian Ridge Shopping Center ("Indian Ridge"), located in Mishawaka, Indiana. Indian Ridge has 186,441 net leasable square feet of which 90%, 90%, 92%, 72% and 98% was occupied as of December 31, 1998, 1997, 1996, 1995 and 1994, respectively. The average annual rental per square foot, as computed by dividing the property's base revenues by its average occupied square footage, for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 was $9.64, $9.11, $7.77, $8.72 and $9.32,
respectively.

For federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of Indian Ridge allocable to real property (exclusive of land), and all improvements, over a useful life of 40 years, utilizing the straight-line method. In the opinion of the General Partner, Indian Ridge is adequately insured and serviced by all necessary utilities. 1998 real estate taxes for Indian Ridge were $295,300.

-------  ----------

As of December 31, 1998 there were 24 tenants at Indian Ridge. The tenants which occupy ten percent or more of the rentable square footage of Indian Ridge are Circuit City, an audio visual store, and T.J. Maxx, a department store, occupying 24% and 17% of the net leasable square footage of Indian Ridge, respectively. The per annum base rents provided for in the Circuit City lease, which expires on January 31, 2016 and has one five year renewal option, is $288,800 during 1999 and for each year for the remainder of the current lease. The per annum base rents provided for in the T.J. Maxx lease, which expires on January 31, 2003 and has two five year renewal options, is $243,700 in 1999 and for each year for the remainder of the current lease.

The amounts in the following table represent the base rental revenue from leases in their respective year of expiration (assuming no lease renewals) through the year ending December 31, 2008:

    Year ended                Number                                       Base Rents in Year           % of Total
   December 31,             of Tenants             Square Feet              of Expiration (a)         Base Rents (b)
------------------    --------------------    --------------------      -----------------------     ---------------

     1999                       5                  14,781                     $ 55,700                   3.72%
     2000                       4                   6,495                     $ 83,000                   5.80%
     2001                       3                   5,120                     $ 33,400                   2.52%
     2002                       4                  23,627                     $ 72,400                   6.61%
     2003                       4                  52,022                     $160,000                  21.60%
     2004                       0                    None                         None                      0%
     2005                       1                   6,004                     $ 96,100                  16.32%
     2006                       0                    None                         None                      0%
     2007                       0                    None                         None                      0%
     2008                       2                  15,000                     $ 43,500                   13.09%

(a) Represents the base rents to be collected each year on expiring leases.

(b) Represents the base rents to be collected each year on expiring leases as a percentage of the Partnership's total base rents to be collected in such year on leases in effect as of December 31, 1998.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

(a & b) The Partnership and its property were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1998. Ordinary routine legal matters incidental to the business which were not deemed material were pursued during the quarter ended December 31, 1998.

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

As of March 1, 1999, there were 4,224 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                                          --------------------------------------------
                             1998        1997        1996        1995         1994
--------------------------------------------------------------------------------------
Total revenues            $ 2,528,900 $ 5,217,700 $ 5,467,800 $ 5,690,700  $ 6,156,100
Net income (loss)         $ 1,277,800 $ 2,177,700 $ 1,255,100 $  (784,500) $ 1,249,200
Net income (loss)
 allocated to Limited
 Partners                 $ 1,185,000 $ 1,753,700 $ 1,101,700 $  (921,700) $ 1,080,700
Net income (loss)
 allocated to Limited
 Partners per Unit
 (593,025 Units
 outstanding)             $      2.00 $      2.96 $      1.86 $     (1.55) $      1.82
Total assets              $18,680,000 $26,914,800 $38,008,300 $39,228,800  $42,175,300
Loan payable to General
 Partner                         None $ 1,569,500 $ 4,246,800 $ 4,085,700  $ 3,911,700
Distributions to Limited
 Partners per Unit
 (593,025 Units
 outstanding) (a)         $      2.00 $     27.32 $      4.20 $      3.90  $      6.14
Return of capital to
 Limited Partners per
 Unit (593,025 Units
 outstanding) (b)                None $     24.36 $      2.34 $      3.90  $      4.32
OTHER DATA:
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)            $13,881,300 $14,294,900 $33,446,100 $34,232,400  $37,607,600
Number of real property
 interests owned at
 December 31                        1           1           4           4            4
--------------------------------------------------------------------------------------

(a) Distributions declared to Limited Partners per Unit for the years ended December 31, 1997 and 1994 included Sale Proceeds of $25.32 and $2.74, respectively.
(b) For the purposes of this table, return of capital represents either: the amount by which distributions, if any, exceed net income allocated to Limited Partners for each respective year, or total distributions, if any, in years when the Limited Partners are allocated a net loss. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale or Refinancing Proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                        For the Years Ended December 31,
                                          -------------------------------------------------
                             1998          1997         1996         1995         1994
-------------------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $ 1,613,600  $  1,953,200  $ 2,393,900  $ 2,842,900  $ 3,112,400
Items of reconciliation:
 General Partner
  Partnership Management
  Fee                          92,800       113,400      153,400      161,200      174,000
 Changes in current
  assets and
  liabilities:
 (Increase) decrease in
  current assets              (54,300)       59,400       55,300       83,600        1,900
 (Decrease) increase in
  current liabilities        (111,200)     (376,600)      13,200       40,700     (141,100)
-------------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $ 1,540,900  $  1,749,400  $ 2,615,800  $ 3,128,400  $ 3,147,200
-------------------------------------------------------------------------------------------
Net cash (used for)
 provided by investing
 activities               $(1,440,300) $ 18,980,600  $(2,209,700) $  (412,600) $ 1,761,300
-------------------------------------------------------------------------------------------
Net cash (used for)
 financing activities     $(9,401,400) $(12,894,600) $(2,488,800) $(2,202,700) $(3,820,400)
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

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In 1992 the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Partnership operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives income generated from such real property interests. As of December 31, 1998, the Partnership has sold all of its real property investments with the exception of Indian Ridge Plaza Shopping Center ("Indian Ridge").

OPERATIONS
The table below is a recap of certain operating results of Indian Ridge and the properties sold by the Partnership for the years ended December 31, 1998, 1997 and 1996. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                             Comparative Operating Results
                                (a) For the Years Ended
                                      December 31,
                            ---------------------------------
                               1998        1997       1996
-------------------------------------------------------------
INDIAN RIDGE SHOPPING CENTER
Rental revenues             $2,137,900  $2,064,900 $1,707,100
-------------------------------------------------------------
Property net income         $1,062,500  $  967,300 $  566,000
-------------------------------------------------------------
Average occupancy                  89%         90%        82%
-------------------------------------------------------------
SOLD PROPERTIES (B)
Rental revenues             $  (40,100) $1,653,000 $3,518,800
-------------------------------------------------------------
Property net (loss) income  $  (50,400) $  106,800 $1,007,300
-------------------------------------------------------------

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

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31,
1997
Net income decreased by $899,900 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The decrease was primarily the result of the 1997 gains recorded on the sales of Southwest Freeway and Carrollton. Also contributing to the decrease was the absence of operating results from the Sold Properties in 1998. The decrease was partially offset by a decrease in interest expense on the loan payable to the General Partner due to its repayment as part of the May 31, 1998 distribution of Park Plaza Sale Proceeds. The decrease was also partially offset by improved operating results at Indian Ridge.

Net income, exclusive of Sold Properties, increased by $297,700 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The increase was primarily due to the decrease in interest expense on the loan payable to the General Partner, as previously discussed and the improved operating results at Indian Ridge. The increase was partially offset by a decrease in interest income which was the result of a decrease in the average amount of cash available for investment due to the distribution of Sales Proceeds in 1997 and 1998.

The following comparative discussion includes only the results of Indian Ridge.

Rental revenues increased by $73,000 or 3.5% for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The increase was primarily due to an increase in base rental income, which was due to an increase in rates charged to new and renewing tenants partially offset by a slight decline in average occupancy.

Repair and maintenance expense decreased by $17,700 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The decrease was primarily the result of a decrease in snow removal and landscaping costs.

Property operating expenses increased by $7,900 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The increases were primarily due to an increase in utility costs and professional services.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31,
1996
Net income improved by $922,600 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The improvement was primarily due to the net gain on the sales of the Sold Properties. Improved operating results at Indian Ridge and the increase in income earned on the Partnership's short-term investments was offset by the diminished operating results at Park Plaza and the absence of results in 1997 due to the sales of the Carrollton and Southwest Freeway. The diminished operating results at Park Plaza was due to a decline in the rates charged to new and renewing tenants and a decrease in tenant expense reimbursements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


Net income exclusive of Sold Properties increased by $782,600 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to improved operating results at Indian Ridge and an increase in interest earned on the Partnership's short-term investments. The increase in interest income was due primarily to increased availability of cash from property sales prior to distribution to Partners.

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

Interest expense decreased by $131,300 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily due to the effects of the $2,830,700 principal paydown of the Partnership's loan payable to the General Partner on May 31, 1997. In accordance with the Partnership Agreement, 25% of the proceeds from the Carrollton and Southwest Freeway sales were used to partially repay this loan.

Real estate tax expense decreased by $18,500 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily due to an adjustment in 1996 to correct for an underestimate of 1995 tax liability.

Property operating expenses decreased by $42,500 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily due to professional services as the Partnership made significant expenditures in 1996 related to securing the new major tenant. Partially offsetting the decrease was an increase in property management fees. This increase was due to an increase in base rental income and to the additional amortization of lease commissions resulting from the additional amortization of lease commissions resulting from the 1996 expenditure to an outside broker to secure new tenants.

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

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its property. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. The second table in Selected Financial Data includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flows provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

The decrease in Cash Flow (as defined in the Partnership Agreement) of $339,600 for the year ended December 31, 1998 when compared to year ended December 31, 1997 was primarily due to the absence of Cash Flow (as defined in the Partnership Agreement) from the Sold Properties. Partially offsetting the decrease was increased Cash Flow (as defined in the Partnership Agreement) resulting from a decrease in interest expense.

The decrease of $9,300,800 in the Partnership's cash position for the year ended December 31, 1998 resulted primarily from utilizing proceeds from the 1997 sale of Park Plaza to make distributions to Limited Partners and repay the loan payable to the General Partner. Also contributing to the decrease was an increase in investment in debt securities. The Partnership invested a portion of the cash held for working capital purposes in debt securities. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of December 31, 1998 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities decreased by $208,500 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The decrease was primarily the result of the absence of 1998 results from the Sold Properties. The decrease was partially offset by the decrease in interest expense, as previously discussed, and the 1997 liquidation of the trade payables of the Sold Properties.

Net cash provided by (used for) investing activities changed from $18,980,600 for the year ended December 31, 1997 to

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

$(1,440,300) for the year ended December 31, 1998. The change was primarily due to the 1997 receipt of proceeds from the sales of the Sold Properties as well as a 1998 increase in the amount of investments in debt securities.

The Partnership maintains working capital reserves to pay for capital expenditures and spent $15,000 for capital, tenant improvement and leasing costs during the year ended December 31, 1998. Approximately $140,000 is budgeted to be spent during 1999 at Indian Ridge. Actual amounts expended may vary depending on a number of factors including actual leasing activity and other market conditions throughout the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain the occupancy levels in a very competitive market, maximize rental rates charged to new and renewing tenants and prepare the remaining property for disposition.

Investments in debt securities are a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment grade and mature less than one year from their date of purchase.

On December 18, 1997, a joint venture in which the Partnership owned a 50% interest completed the sale of Park Plaza. In connection with this sale, on May 31, 1998 Limited Partners of record as of December 18, 1997 were paid a special distribution of $6,523,300 or $11.00 per Unit. The remaining Park Plaza Sale Proceeds were used to payoff the Loan Payable to the General Partner.

The decrease in net cash used for financing activities of $3,493,200 was primarily due to the 1997 special distribution of Sales Proceeds from Carrollton and Southwest Freeway exceeding the 1998 special distribution of Sale Proceeds from Park Plaza. The decrease was also due to a larger principal repayment of the loan payable to the General Partner in 1997 when compared to 1998.

The Year 2000 problem is the result of the inability of existing computer programs to distinguish between a year beginning with "20" rather than "19". This is the result of computer programs using two rather than four digits to define an applicable year. If not corrected, any program having time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a variety of problems including miscalculations, loss of data and failure of entire systems. Critical areas that could be effected are accounts receivable and rent collections, accounts payable, general ledger, cash management, fixed assets, investor services, computer hardware, telecommunications systems and health, security, fire and life systems.

The Partnership has engaged Affiliated and unaffiliated entities to perform all of its critical functions that utilize software that may have time-sensitive applications. All of these providers are providing these services for their own organizations as well as for other clients. The General Partner, on behalf of the Partnership, has been in close communications with each of these service providers regarding steps that are being taken to assure that there will be no serious interruption of the operations of the Partnership resulting from Year 2000 problems. Based on the results of the inqueries, as well as a review of the disclosures by these service providers, the General Partner believes that the Partnership will be able to continue normal business operations and will incur no material costs related to Year 2000 issues.

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

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to building and tenant improvements and leasing costs that may be necessary at Indian Ridge during the next several years. For the year ended December 31, 1998, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $427,500.

Distributions to Limited Partners for the quarter ended December 31, 1998 were declared in the amount of $296,500, or $.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. Total distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners declared during the year ended December 31, 1998 were $1,186,100. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's remaining property as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Partners.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership has no financial instruments for which there significant market risks. Due to the timing of the maturities and liquid nature of the Partnership's investments in debt securities, the Partnership does not believe that it has material market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

(a) & (e)  DIRECTORS
           ---------

  The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The directors of FCFC, as of March 31, 1999, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1999.

       Name                                                Office
       ----                                                ------

  Douglas Crocker II....................................   Director
  Sheli Z. Rosenberg....................................   Director


  Douglas Crocker II, 58, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Wellsford Real Properties, Inc. and Ventas, Inc. and was a member of the Board of Directors of Horizon Group, Inc. from July 1996 to June 1998. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 1997.

  Sheli Z. Rosenberg, 57, was President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and has been a Director of the General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of Equity Group Investments, LLC ("EGI") since November 1994; has been a Director of Great American Management and Investment Inc. ("Great American") since June 1984 and is a director of various subsidiaries of Great American. She is also a director of Anixter International Inc., Capital Trust Inc., CVS Corporation, Illinova Corporation, Illinois Power Co., Jacor Communications, Inc. and Manufactured Home Communities, Inc. She is also a trustee of Equity Residential Properties Trust and Equity Office Properties Trust. Ms. Rosenberg was a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the General Partner and certain of their Affiliates. She had been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995.

--------  --------------------------------------------------

(b) & (e)  EXECUTIVE OFFICERS
           ------------------

     The Partnership does not have any executive officers. The executive officers of the General Partner as of March 31, 1999 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.


             Name                                         Office
             ----                                         ------

     Douglas Crocker II...................President and Chief Executive Officer
     Donald J. Liebentritt................Vice President
     Norman M. Field......................Vice President - Finance and Treasurer

     PRESIDENT AND CEO- See Table of Directors above.

     Donald J. Liebentritt, 48, has been Vice President of the General Partner since July 1997 and is Chief Operating Officer and General Counsel of EGI, Vice President and Assistant Secretary of Great American and Principal and Chairman of the Board of Rosenberg & Liebentritt, P.C.

     Norman M. Field, 50, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President of Great American from July 1983 until March 1995 and July 1997 to the present. Mr. Field had been Treasurer of Benefit Administrators since July 22, 1987 until its liquidation in November 1995. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995.

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

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1998. However, the General Partner and its Affiliates do compensate its directors and officers.

For additional information see Item 13(a) Certain Relationships and Related Transactions.

(e) None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

(a) As of March 1, 1999, no person of record owned or was known by the Partnership to own beneficially more than 5% of the Partnership's 593,025 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1999, the executive officers and directors of the General Partner, as a group, did not own any Units.

(c) None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

(a) Certain Affiliates of the General Partner provide leasing and supervisory services to the Partnership. Compensation for these property management services may not exceed 6% of the gross receipts from the property being managed where the General Partner or Affiliates provide leasing, re-leasing and leasing related services, or 3% of gross receipts where the General Partner or Affiliates do not perform leasing, re-leasing and leasing related services for a particular property. For the year ended December 31, 1998, the Partnership recorded a net refund of $7,100 from these Affiliates for leasing and supervisory services. In addition, other Affiliates of the General Partner were entitled to receive $36,100 for fees and reimbursements from the Partnership for insurance, personnel and other services. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. A total of $2,500 of these amounts was due to Affiliates as of December 31, 1998.

    As of December 31, 1998, $40,200 was due to the General Partner for real estate commissions earned in connection with the disposition and sale of Partnership property. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until such time as the Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to Limited Partners) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

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

--------  ----------------------------------------------

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

   In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) shall be allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 15% to the General Partner and 85% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1998, the General Partner was paid a Partnership Management Fee and allocated Net Profits of $92,800.

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

--------  ----------------------------------------------

    Partnership Management Fees actually paid to the General Partner or its Affiliates. Amounts advanced bore interest at the rate of 8.5% per annum simple interest, payable monthly. Repayment of amounts advanced were made only from Cash Flow (as defined in the Partnership Agreement) if and to the extent it was more than sufficient to distribute cash to the Limited Partners in amounts equal to the Limited Partners' Preferred Return and from Sale Proceeds to the extent permitted in the Partnership Agreement. During the year ended December 31, 1998, the Partnership in accordance with the Partnership Agreement, repaid the General Partner the remaining outstanding balance on the loan of $1,569,500, utilizing a portion of the Sale Proceeds from the sale of Park Plaza Professional Building.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Donald J. Liebentritt, Vice President of the General Partner is a Principal and Chairman of the Board of Rosenberg. For the year ended December 31, 1998, Rosenberg was entitled to $12,000 for legal fees from the Partnership. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons.

(c) No management person is indebted to the Partnership.

(d) None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(a,c & d) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b) Reports on Form 8-K:

    There were no reports filed on Form 8-K for the quarter ended December 31, 1998.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 4


                           BY:  FIRST CAPITAL FINANCIAL CORPORATION
                                GENERAL PARTNER


Dated:    March 26, 1999   By:  /s/      DOUGLAS CROCKER II
          --------------        ---      ------------------
                                         DOUGLAS CROCKER II
                                    President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  DOUGLAS CROCKER II   March 26, 1999  President, Chief Executive Officer and
-----------------------   --------------  Director of the General Partner
     DOUGLAS CROCKER II

/s/  SHELI Z. ROSENBERG   March 26, 1999  Director of the General Partner
-----------------------   --------------
     SHELI Z. ROSENBERG

/s/ DONALD J. LIEBENTRITT March 26, 1999  Vice President
------------------------- --------------
    DONALD J. LIEBENTRITT

/s/ NORMAN M. FIELD       March 26, 1999  Vice President - Finance and Treasurer
--------------------      --------------
    NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT


                                                                       Pages
                                                                   ------------

Report of Independent Auditors                                          A-2

Balance Sheets as of December 31, 1998 and 1997                         A-3

Statements of Partners' Capital for the Years
 Ended December 31, 1998, 1997, and 1996                                A-3

Statements of Income and Expenses for the Years
 Ended December 31, 1998, 1997, and 1996                                A-4

Statements of Cash Flows for the Years Ended
 December 31, 1998, 1997, and 1996                                      A-4

Notes to Financial Statements                                        A-5 to A-7

SCHEDULE FILED AS PART OF THIS REPORT

III - Real Estate and Accumulated
Depreciation as of December 31, 1998                                A-8 and A-9

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

EXHIBIT (10)  Material Contracts
------------

Real Estate Agreement for the sale of Park Plaza Professional Office Building filed as an exhibit to the Partnership's Report on Form 8-K dated December 30, 1997, is incorporated herein by reference.

Real Estate Agreement for the sale of Carrollton Crossroads Shopping Center filed as an exhibit to the Partnership's Report on Form 8-K dated February 3, 1997, is incorporated herein by reference.

EXHIBIT (13)  Annual Report to Security Holders
------------

The 1997 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27)  Financial Data Schedule
------------

                         REPORT OF INDEPENDENT AUDITORS



Partners
First Capital Institutional Real Estate, Ltd. - 4
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Institutional Real Estate, Ltd. - 4 as of December 31, 1998 and 1997, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1998. Our audit also included the related financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Institutional Real Estate, Ltd. - 4 at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                  Ernst & Young LLP


Chicago, Illinois
February 26, 1999

BALANCE SHEETS
December 31, 1998 and 1997
(All dollars rounded to nearest 00s)

                                                  1998         1997
------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                          $ 2,509,900  $ 2,509,900
 Buildings and improvements                     15,548,600   15,533,600
------------------------------------------------------------------------
                                                18,058,500   18,043,500
 Accumulated depreciation and amortization      (4,177,200)  (3,748,600)
------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                 13,881,300   14,294,900
Cash and cash equivalents                        1,107,100   10,407,900
Restricted cash                                                  50,000
Investments in debt securities                   3,499,300    2,024,000
Rents receivable                                   179,600       95,700
Other assets                                        12,700       42,300
------------------------------------------------------------------------
                                               $18,680,000  $26,914,800
------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Loan payable to General Partner               $            $ 1,569,500
 Accounts payable and accrued expenses             378,200      441,800
 Due to Affiliates                                  42,700       73,500
 Security deposits                                  25,900       35,000
 Distributions payable                             389,300    6,933,200
 Other liabilities                                  36,900       53,700
------------------------------------------------------------------------
                                                   873,000    9,106,700
------------------------------------------------------------------------
Partners' capital:
 General Partner                                    40,300       40,300
 Limited Partners (593,025 Units issued and
  outstanding)                                  17,766,700   17,767,800
------------------------------------------------------------------------
                                                17,807,000   17,808,100
------------------------------------------------------------------------
                                               $18,680,000  $26,914,800
------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1998, 1997 and 1996
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1996                                      $(270,300) $33,604,500  $33,334,200
Net income for the year ended
 December 31, 1996                           153,400    1,101,700    1,255,100
Distributions for the year ended
 December 31, 1996                          (153,400)  (2,490,700)  (2,644,100)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1996                                       (270,300)  32,215,500   31,945,200
Net income for the year ended
 December 31, 1997                           424,000    1,753,700    2,177,700
Distributions for the year ended
 December 31, 1997                         (113,400)  (16,201,400) (16,314,800)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1997          40,300   17,767,800   17,808,100
Net income for the year ended
 December 31, 1998                            92,800    1,185,000    1,277,800
Distributions for the year ended
 December 31, 1998                           (92,800)  (1,186,100)  (1,278,900)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1998       $  40,300  $17,766,700  $17,807,000
-------------------------------------------------------------------------------

   The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1998, 1997 and 1996
(All dollars rounded to nearest 00s except per Unit amounts)

                                          1998          1997         1996
------------------------------------------------------------------------------
Income:
 Rental                                $ 2,098,000  $  3,717,900  $ 5,231,900
 Interest                                  430,900       459,400      235,900
 Net gain on sales of property                         1,040,400
------------------------------------------------------------------------------
                                         2,528,900     5,217,700    5,467,800
------------------------------------------------------------------------------
Expenses:
 Interest on loan payable to General
  Partner                                   56,000       233,500      364,800
 Depreciation and amortization             428,600       929,300    1,292,200
 Property operating:
  Affiliates                                 9,900       155,400      366,300
  Nonaffiliates                            215,300       557,600      678,000
 Real estate taxes                         296,400       519,300      703,800
 Insurance--Affiliate                       17,500        37,800       65,000
 Repairs and maintenance                   124,700       460,500      568,500
 General and administrative:
  Affiliates                                22,200        20,600       38,600
  Nonaffiliates                             80,500       126,000      135,500
------------------------------------------------------------------------------
                                         1,251,100     3,040,000    4,212,700
------------------------------------------------------------------------------
Net income                             $ 1,277,800  $  2,177,700  $ 1,255,100
------------------------------------------------------------------------------
Net income allocated to General
 Partner                               $    92,800  $    424,000  $   153,400
------------------------------------------------------------------------------
Net income allocated to Limited
 Partners                              $ 1,185,000  $  1,753,700  $ 1,101,700
------------------------------------------------------------------------------
Net income allocated to Limited
 Partners per Unit (593,025 Units
 outstanding)                          $      2.00  $       2.96  $      1.86
------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1998, 1997 and 1996
(All dollars rounded to nearest 00s)
                                          1998          1997         1996
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                            $ 1,277,800  $  2,177,700  $ 1,255,100
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Net gain on sales of property                       (1,040,400)
  Depreciation and amortization            428,600       929,300    1,292,200
  Changes in assets and liabilities:
   (Increase) decrease in rents
    receivable                             (83,900)      117,300       12,100
   Decrease (increase) in other assets      29,600       (57,900)      43,200
   (Decrease) increase in accounts
    payable and accrued expenses           (63,600)     (333,800)      43,500
   (Decrease) in due to Affiliates         (30,800)      (46,000)     (19,400)
   (Decrease) increase in other
    liabilities                            (16,800)        3,200      (10,900)
------------------------------------------------------------------------------
    Net cash provided by operating
     activities                          1,540,900     1,749,400    2,615,800
------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from the sales of property                  19,447,300
 (Increase) in investments in debt
  securities, net                       (1,475,300)     (307,000)  (1,717,000)
 Decrease in restricted cash                50,000                     12,500
 Payments for capital and tenant
  improvements                             (15,000)     (159,700)    (505,200)
------------------------------------------------------------------------------
    Net cash (used for) provided by
     investing activities               (1,440,300)   18,980,600   (2,209,700)
------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners         (7,822,800)  (10,157,700)  (2,651,900)
 (Decrease) increase in security
  deposits                                  (9,100)      (59,600)       2,000
 (Net repayment of) proceeds from loan
  payable to General Partner            (1,569,500)   (2,677,300)     161,100
------------------------------------------------------------------------------
    Net cash (used for) financing
     activities                         (9,401,400)  (12,894,600)  (2,488,800)
------------------------------------------------------------------------------
Net (decrease) increase in cash and
 cash equivalents                       (9,300,800)    7,835,400   (2,082,700)
Cash and cash equivalents at the
 beginning of the year                  10,407,900     2,572,500    4,655,200
------------------------------------------------------------------------------
Cash and cash equivalents at the end
 of the year                           $ 1,107,100  $ 10,407,900  $ 2,572,500
------------------------------------------------------------------------------
Supplemental information:
 Interest paid on loan payable to
  General Partner                      $    56,000  $    264,600  $   364,800
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 1998

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

In 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which was effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments and major customers in their annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports in the second year of operation. The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to liquidate its remaining operating assets. Management's main focus, therefore, is to prepare its assets for sale and find purchasers for its remaining assets when market conditions warrant such an action. The adoption of Statement 131 did not affect the results of operations or financial position. The Partnership has two tenants who occupy 41% of the Partnership's rental property. These tenants occupied 24% and 17% of the Partnership's rentable space, respectively.

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

The financial statements include the Partnership's 50% interest in two joint ventures and a 75% interest in one joint venture with Affiliated Partnership's. Each of these ventures were formed for the purposes of each acquiring a 100% interest in certain real property and were operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and Partners' capital was included in the financial statements. During 1997, the three ventures sold their properties, distributed their assets and dissolved.

The Partnership is not liable for federal income taxes as the Partners recognize their proportionate share of the Partnership's income or loss on their individual tax returns; therefore, no provision for federal income taxes is made in the financial statements of the Partnership. In addition, it is not practicable for the Partnership to determine the aggregate tax bases of the individual Partners; therefore, the disclosure of the difference between the tax bases and the financial statement bases of the assets and liabilities of the Partnership would not be meaningful.

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

Property sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Any gain or loss on the sale is recognized in accordance with GAAP.

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

The Partnership's financial statements include financial instruments, including receivables, trade and other liabilities and the loan payable to the General Partner. The fair value of financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 1998 and 1997.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) shall be allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 15% to the General Partner and 85% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1998, the General Partner was paid a Partnership Management Fee and allocated Net Profits of $92,800. For the year ended December 31, 1997, the General Partner was paid a Partnership Management Fee of $113,400 and was allocated Net Profits of $424,000, which included $310,600 from the sales of three Partnership properties. For the year ended December 31, 1996, the General Partner was paid a Partnership Management Fee and allocated Net Profits of $153,400.

In accordance with the Partnership Agreement, the General Partner made advances to the Partnership in cumulative amounts equal to the Acquisition Fees and the Partnership Management Fees which were paid to the General Partner or its Affiliates for distribution to the Limited Partners on a pro rata basis to the extent that Cash Flow (as defined in the Partnership Agreement) was less than sufficient to distribute cash in amounts equal to the Limited Partners' Preferred Return (7.5% per annum noncompounding cumulative return on the Limited Partners' Capital Investment); provided, however, that the maximum amount which shall be advanced to the Partnership by the General Partner for distribution to the Limited Partners shall be the amount of Acquisition Fees and Partnership Management Fees actually paid to the General Partner or its Affiliates. Amounts advanced bore interest at the rate of 8.5% per annum simple interest, payable monthly. Repayment of amounts advanced were made only from Cash Flow (as defined in the Partnership Agreement) if and to the extent it is more than sufficient to distribute cash to the Limited Partners in amounts equal to the Limited Partners' Preferred Return and from Sale Proceeds to the extent permitted in the Partnership Agreement. During the year ended December 31, 1998, the Partnership, in accordance with the Partnership Agreement, repaid the General Partner the remaining outstanding balance on the loan of $1,569,500, utilizing a portion of the Sale Proceeds from the sale of Park Plaza Professional Building ("Park Plaza").

Fees and reimbursements paid and payable by the Partnership to Affiliates were as follows:

                                    For the Years Ended December 31,
                                      ----------------------------------------
                                 1998             1997             1996
                           ---------------- ---------------- -----------------
                             Paid   Payable   Paid   Payable   Paid   Payable
------------------------------------------------------------------------------
Asset and property
 management and leasing
 fees                      $  7,900 $  None $153,200 $15,000 $339,600 $ 44,900
Real estate commissions
 (a)                           None  40,200     None  40,200     None   40,200
Interest expense on loan
 payable to General
 Partner                     56,000    None  264,600    None  363,600   31,100
Reimbursement of property
 insurance premiums          17,500    None   37,800    None   65,000     None
Legal                        29,500    None   41,800  17,500   45,100     None
Reimbursement of
 expenses, at cost:
 --Accounting                 9,500   1,400   14,900     600   30,600    2,900
 --Investor communication     7,400   1,100    6,600     200   11,400      400
------------------------------------------------------------------------------
                           $127,800 $42,700 $518,900 $73,500 $855,300 $119,500
------------------------------------------------------------------------------

The variance between the amounts listed in this table and the Statement of Income and Expense are due to capitalized legal costs.

(a) As of December 31, 1998, the Partnership owed $40,200 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partner or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment.

On-site-property management for the Partnership's property is provided by an independent property management group for a fee equal to 3% of gross rents received from the properties. The independent property management group is entitled to a leasing fee equal to 3% of gross rents received, reduced by leasing fees paid to third parties up to but not exceeding the 3% leasing fee.

3. FUTURE MINIMUM RENTS:

The Partnership's share of future minimum rental income due on noncancelable leases as of December 31, 1998 was as follows:

                    1999        $ 1,499,500
                    2000          1,431,500
                    2001          1,325,800
                    2002          1,095,400
                    2003            740,600
                    Thereafter    4,540,800
                             --------------
                                $10,633,600
                             --------------

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from operating expense and real estate tax expense reimbursements and percentage rents. Percentage rents earned for the years ended December 31, 1998, 1997 and 1996 were $3,200, $22,700 and $196,900, respectively, which included percentage rent from Indian Ridge of $3,200, $17,100 and $129,500.

4. INCOME TAX:

The Partnership utilizes the accrual method of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from income tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income and the Partnership's provisions for value impairment. Income for tax reporting purposes was $1,283,300 for the year ended December 31, 1998. The aggregate cost of commercial rental properties for federal income tax purposes at December 31, 1998 was $18,958,500.

5. PROPERTY SALES:

On January 17, 1997, a joint venture in which the Partnership owned a 50% interest, consummated the sale of Carrollton, located in Carrollton, Georgia, for a sale price of $18,100,000, of which the Partnership's share was $9,050,000. The Partnership's share of net proceeds from this transaction was $8,846,500, which was net of closing expenses. The Partnership reported a gain of $372,600 during the year ended December 31, 1997 in connection with this sale. On May 31, 1997, in accordance with the Partnership Agreement, 75% of the net proceeds were distributed to Limited Partners of record as of January 17, 1997, with the remaining 25% remitted to the General Partner to repay a portion of the loan payable to the General Partner. The Partnership reported a gain of $226,000 for tax reporting purposes for the year ended December 31, 1997 in connection with this sale.

On February 18, 1997, the joint venture in which the Partnership owned a 75% interest, consummated the sale of Southwest Freeway, located in Houston, Texas, for a sale price of $3,425,000, of which the Partnership's share was $2,568,800. The Partnership's share of net proceeds from this transaction was $2,460,700, which was net of closing expenses. The Partnership reported a gain of $729,700 during the year ended December 31, 1997 in connection with this sale. On May 31, 1997, in accordance with the Partnership Agreement, 75% of the net proceeds were distributed to Limited Partners of record as of February 18, 1997, with the remaining 25% remitted to the General Partner to repay a portion of the loan payable to the General Partner. The Partnership reported a (loss) of $(504,100) for tax reporting purposes for the year ended December 31, 1997 in connection with this sale.

On December 18, 1997, a joint venture in which the Partnership owned a 50% interest, consummated the sale of Park Plaza, located in Houston, Texas, for a sale price of $16,900,000, of which the Partnership's share was $8,450,000. The Partnership's share of net proceeds from this transaction was $8,140,000, which was net of closing expenses. The Partnership reported a (loss) of $(61,900) during the year ended December 31, 1997 in connection with this sale. The Partnership distributed $6,523,300 or $11.00 per Unit on May 31, 1998 to Limited Partners of record as of December 18, 1997. In addition, on May 31, 1998 the Partnership paid the General Partner $1,569,500 in full satisfaction of the remaining balance of the loan payable to the General Partner. The Partnership reported a (loss) of $(2,612,700) for tax reporting purposes for the year ended December 31, 1997 in connection with this sale.

               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 4

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1998




Column A                    Column C                      Column D                                    Column E
---------          --------------------------     ---------------------------    ---------------------------------------------
                          Initial cost                 Costs capitalized                     Gross amount carried
                         to Partnership             subsequent to acquisition                 at close of period
                   --------------------------     ---------------------------    ---------------------------------------------
                                  Buildings                                                      Buildings
                                    and           Improve-          Carrying                       and
 Description          Land       Improvements       ments           Costs (1)       Land        Improvements      Total (2)(3)
-------------      ---------     ------------     --------         ----------    ----------     ------------      ------------

Shopping Center:
----------------

Indian Ridge Plaza
(Mishawaka, IN)    $ 3,009,900     $15,431,100    $ 450,500         $  67,000    $2,509,900 (4)  $15,548,600 (4)   $18,058,500
                   ===========     ===========    =========         =========    ==========      ===========       ===========




                                Column F                   Column G                 Column H               Column I
                              -----------                 ------------              ---------            ----------
                                                                                                          Life on
                                                                                                           which
                                                                                                        depreciation
                                                                                                          in latest
                              Accumulated                    Date                                           income
                             Depreciation                   of con-                  Date                statements
Description                       (2)                      struction               Acquired              is computed
-----------                 -------------                ------------              ---------           -------------

Shopping Center:
----------------

Indian Ridge Plaza                                                                                             35 (5)
  (Mishawaka, IN)           $ 4,177,200                       1986                     1/89                  5-10 (6)
                            ===========

Column B - Not Applicable


                 See accompanying notes on the following page.

               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 4

                             NOTES TO SCHEDULE III


Note 1. Consists of legal fees, appraisal fees, title costs and other related professional fees.

Note 2. The following is a reconciliation of activity in columns E and F.



                         December 31, 1998                         December 31, 1997                         December 31, 1996
                    --------------------------------      ----------------------------------           --------------------------
                                        Accumulated                             Accumulated                           Accumulated
                       Cost             Depreciation         Cost               Depreciation               Cost       Depreciation
                    -----------        -------------     ------------          -------------           ------------  -------------
Balance at
  beginning
  of the year      $ 18,043.500          $ 3,748,600     $ 43,828,600           $ 10,382,500           $ 43,323,400    $  9,091,000

Additions
  during year:

Improve-
  ments                  15,000                               159,700                                       505,200

Provision for
  depreciation                               428,600                                 904,000                              1,291,500

Deductions
  during year:

Basis of
  real estate
  disposed                                                (25,944,800)

Accumulated
  depreciation
  on real
  estate                                                                          (7,537,900)
  disposed

                   ------------          -----------     ------------           ------------           ------------    ------------

Balance
  at end of
  the year         $ 18,058,500          $ 4,177,200     $ 18,043,500           $  3,748,600           $ 43,828,600    $ 10,382,500
                   ============          ===========     ============           ============           ============    ============


Note 3. The aggregate cost for federal income tax purposes as of December 31, 1998 was $18,958,500.

Note 4. Included provision for value impairment of $900,000 recorded in 1995.

Note 5. Estimated useful life for building.

Note 6. Estimated useful life for improvements.