Form 10-Q
period 1999-03-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 4
filed 1999-05-12
CIK 794665

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended                 March 31, 1999
                         -------------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                       to
                                   ---------------------    --------------------

Commission File Number                                 0-15632
                       ---------------------------------------------------------


               First Capital Institutional Real Estate, Ltd.--4
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

Document incorporated by reference:

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

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                March 31,
                                                  1999      December 31,
                                               (Unaudited)      1998
------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                          $ 2,509,900  $ 2,509,900
 Buildings and improvements                     15,548,600   15,548,600
------------------------------------------------------------------------
                                                18,058,500   18,058,500
Accumulated depreciation and amortization       (4,284,700)  (4,177,200)
------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                 13,773,800   13,881,300
Cash and cash equivalents                        2,041,300    1,107,100
Investments in debt securities                   2,644,900    3,499,300
Rents receivable                                   140,500      179,600
Other assets                                        12,700       12,700
------------------------------------------------------------------------
                                               $18,613,200  $18,680,000
------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses         $   474,800  $   378,200
 Due to Affiliates                                  41,500       42,700
 Distributions payable                             319,500      389,300
 Security deposits                                  25,900       25,900
 Other liabilities                                  30,500       36,900
------------------------------------------------------------------------
                                                   892,200      873,000
------------------------------------------------------------------------
Partners' capital:
 General Partner                                    40,300       40,300
 Limited Partners (593,025 Units issued and
  outstanding)                                  17,680,700   17,766,700
------------------------------------------------------------------------
                                                17,721,000   17,807,000
------------------------------------------------------------------------
                                               $18,613,200  $18,680,000
------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1999 (Unaudited) and the year ended December 31, 1998
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
-------------------------------------------------------------------------------
Partners' capital, January 1, 1998          $ 40,300  $17,767,800  $17,808,100
Net income for the year ended December 31,
 1998                                         92,800    1,185,000    1,277,800
Distributions for the year ended December
 31, 1998                                    (92,800)  (1,186,100)  (1,278,900)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1998          40,300   17,766,700   17,807,000
Net income for the quarter ended March 31,
 1999                                         23,000      210,500      233,500
Distributions for the quarter ended March
 31, 1999                                    (23,000)    (296,500)    (319,500)
-------------------------------------------------------------------------------
Partners' capital, March 31, 1999           $ 40,300  $17,680,700  $17,721,000
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                              1999     1998
-----------------------------------------------------------------------------
Income:
 Rental                                                     $525,100 $528,200
 Interest                                                     58,600  175,400
-----------------------------------------------------------------------------
                                                             583,700  703,600
-----------------------------------------------------------------------------
Expenses:
 Interest on loan payable to General Partner                           33,400
 Depreciation and amortization                               107,500  107,100
 Property operating:
  Affiliates                                                   4,800    1,800
  Nonaffiliates                                               51,800   69,000
 Real estate taxes                                            76,000   73,700
 Insurance--Affiliate                                          4,500    4,300
 Repairs and maintenance                                      63,300   26,800
 General and administrative:
  Affiliates                                                   5,300    6,600
  Nonaffiliates                                               37,000   38,500
-----------------------------------------------------------------------------
                                                             350,200  361,200
-----------------------------------------------------------------------------
Net income                                                  $233,500 $342,400
-----------------------------------------------------------------------------
Net income allocated to General Partner                     $ 23,000 $ 18,000
-----------------------------------------------------------------------------
Net income allocated to Limited Partners                    $210,500 $324,400
-----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (593,025
 Units outstanding)                                         $   0.35 $   0.55
-----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s)

                                                         1999        1998
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                           $  233,500  $   342,400
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                          107,500      107,100
  Changes in assets and liabilities:
   Decrease in rents receivable                           39,100       33,900
   Decrease in other assets                                            17,100
   Increase in accounts payable and accrued expenses      96,600       24,800
   (Decrease) increase in due to Affiliates               (1,200)       6,900
   (Decrease) in other liabilities                        (6,400)     (28,500)
------------------------------------------------------------------------------
    Net cash provided by operating activities            469,100      503,700
------------------------------------------------------------------------------
Cash flows from investing activities:
 Decrease (increase) in investments in debt
  securities, net                                        854,400   (2,450,300)
 Decrease in restricted cash                                           50,000
------------------------------------------------------------------------------
    Net cash provided by (used for) investing
     activities                                          854,400   (2,400,300)
------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                         (389,300)    (409,900)
------------------------------------------------------------------------------
    Net cash (used for) financing activities            (389,300)    (409,900)
------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents     934,200   (2,306,500)
Cash and cash equivalents at the beginning of the
 period                                                1,107,100   10,407,900
------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period    $2,041,300  $ 8,101,400
------------------------------------------------------------------------------
Supplemental information:
 Interest paid to General Partner during the period   $      --   $    33,400
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1999
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 1999, are not necessarily indicative of the operating results for the year ending December 31, 1999.

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

The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to liquidate its remaining operating assets. Management's main focus, therefore, is to prepare its asset for sale and find a purchaser when market conditions warrant such an action. The Partnership has two tenants who occupy 41% of the Partnership's rental property. These tenants occupied 24% and 17% of the Partnership's rentable space, respectively.

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

Reference is made to the Partnership's annual report for the year ended December 31, 1998, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) shall be allocated to the General Partner in an amount equal to the greater of 1% of such Net

Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 15% to the General Partner and 85% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the three months ended March 31, 1999 and 1998, the General Partner was entitled to a Partnership Management Fee and allocated Net Profits of $23,000 and $18,000, respectively.

In accordance with the Partnership Agreement, the General Partner made advances (the "Loan") to the Partnership in cumulative amounts equal to the Acquisition Fees and the Partnership Management Fees which were paid to the General Partner or its Affiliates for distribution to the Limited Partners on a pro rata basis to the extent that Cash Flow (as defined in the Partnership Agreement) was less than sufficient to distribute cash in amounts equal to the Limited Partners' Preferred Return (7.5% per annum noncompounding cumulative return on the Limited Partners' Capital Investment); provided, however, that the maximum amount advanced to the Partnership by the General Partner for distribution to the Limited Partners was the amount of Acquisition Fees and Partnership Management Fees actually paid to the General Partner or its Affiliates. Amounts advanced bear interest at the rate of 8.5% per annum simple interest, payable monthly. Repayment of amounts advanced are made only from Cash Flow (as defined in the Partnership Agreement) if and to the extent it is more than sufficient to distribute cash to the Limited Partners in amounts equal to the Limited Partners' Preferred Return and from Sale Proceeds as disclosed above. In May 1998, the Partnership utilized a portion of the proceeds from the 1997 sale of Park Plaza to repay the outstanding balance of the Loan.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 1999 were as follows:

                                                Paid   Payable
--------------------------------------------------------------
Asset management fees                         $  2,100    None
Real estate commissions (a)                       None $40,200
Reimbursement of property insurance premiums     4,500    None
Legal                                            2,800    None
Reimbursement of expenses, at cost:
 --Accounting                                    3,600     800
 --Investor communication                        2,900     500
--------------------------------------------------------------
                                              $ 15,900 $41,500
--------------------------------------------------------------

(a) As of March 31, 1999, the Partnership owed $40,200 to the General Partner for real estate commissions earned in connection with the sales of certain of the Partnership's properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partner or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's Annual Report for the year ended December 31, 1998 for a discussion of the Partnership's business.

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

OPERATIONS
The table below is a recap of the Partnership's operating results from its properties for the three months ended March 31, 1999 and 1998. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                                       Comparative
                                    Operating Results
                                           (a)
                                    For the Quarters
                                          Ended
                                    3/31/99  3/31/98
------------------------------------------------------
INDIAN RIDGE PLAZA SHOPPING CENTER
Rental revenues                     $525,100 $529,800
------------------------------------------------------
Property net income                 $217,600 $277,200
------------------------------------------------------
Average occupancy                        88%      89%
------------------------------------------------------
SOLD PROPERTIES (B)
Rental revenues                              $ (1,700)
------------------------------------------------------
Property net (loss)                          $(25,900)
------------------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as interest income, interest expense and general and administrative expenses.
(b) Sold Properties includes the post-sale operating results from Park Plaza Professional Office Building ("Park Plaza"), which was sold during 1997.

Net income decreased by $108,900 for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998. The decrease was primarily due to a reduction in interest earned on the Partnership's short-term investments, which was due to the May 1998 distribution of Park Plaza Sale Proceeds. The decrease was also due to diminished operating results at Indian Ridge. The decrease was partially offset by the 1998 loss from Park Plaza's post sale operations.

The following comparative discussion excludes the results of Sold Properties.

Rental revenues decreased by $4,700 or 0.9% for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998. A slight decrease in tenant expense reimbursements for real estate taxes was partially offset by an increase in base rental income resulting from an increase in rates charged to new and renewing tenants.

Repair and maintenance expenses increased by $45,700 for the three-month periods under comparison. The increase was primarily due to an increase in snow removal costs.

Property operating expenses increased by $6,300 for the quarter ended March 31, 1999 when compared to the quarter ended March 31, 1998. The increase was primarily due to an increase in legal fees.

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

                                                           Comparative
                                                        Cash Flow Results
                                                        For the Quarters
                                                              Ended
                                                       3/31/99     3/31/98
-----------------------------------------------------------------------------
Cash Flow (as defined in the
 Partnership Agreement)                               $ 318,000  $   431,500
Items of reconciliation:
 General Partner's Partnership Management Fee            23,000       18,000
 Decrease in current assets                              39,100       51,000
 Increase in current liabilities                         89,000        3,200
-----------------------------------------------------------------------------
Net cash provided by operating activities             $ 469,100  $   503,700
-----------------------------------------------------------------------------
Net cash provided by (used for) investing activities  $ 854,400  $(2,400,300)
-----------------------------------------------------------------------------
Net cash (used for) financing activities              $(389,300) $  (409,900)
-----------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $113,500 for the three months ended March 31, 1999 when compared to three months ended March 31, 1998 was

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED) primarily due to the decrease in Partnership net income, exclusive of depreciation and amortization, as previously discussed.

The increase in the Partnership's cash position of $934,200 for the three months ended March 31, 1999 resulted primarily from maturities of investments in debt securities. Also contributing to the increase was net cash provided by operating activities exceeding distributions paid to Limited Partners. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of March 31, 1999 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities continues to be a primary source of funds to the Partnership. Net cash provided by operating activities decreased by $34,600 for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998. The decrease was primarily the result of the decrease in net income, as previously discussed. The decrease was partially offset by the timing of the payment of expenses at Indian Ridge.

Net cash (used for) provided by investing activities changed from $(2,400,300) for the three months ended March 31, 1998 to $854,400 for the three months ended March 31, 1999. The change was primarily due to a net increase in investments in debt securities during the three months ended March 31, 1998 as compared to a net maturity during the comparable period of 1999. The investments in debt securities are a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes or for distribution to Partners. These investments are of investment-grade and mature less than one year from their date of purchase.

The Partnership has no financial instruments for which there are significant market risks. Due to the timing of the maturities and liquid nature of the Partnership's investments in debt securities, the Partnership does not believe that it has material market risk.

The Partnership maintains working capital reserves to pay for capital expenditures. Approximately $140,000 is projected to be spent at Indian Ridge during the remainder of 1999. Actual amounts expended may vary depending on a number of factors, including leasing activity and other market conditions throughout the remainder of the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain the occupancy level in a very competitive market, maximize rental rates charged to new and renewing tenants and prepare the remaining property for eventual disposition.

The decrease in net cash used for financing activities of $20,600 was due primarily to a decrease in distributions to the General Partner.

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

The Partnership has engaged Affiliated and unaffiliated entities to perform all of its critical functions that utilize software that may have time-sensitive applications. All of these providers are providing these services for their own organizations as well as for other clients. The General Partner, on behalf of the Partnership, has been in close communications with each of these service providers regarding steps that are being taken to assure that there will be no serious interruption of the operations of the Partnership resulting from Year 2000 problems. Based on the results of the inquiries, as well as a review of the disclosures by these service providers, the General Partner believes that the Partnership will be able to continue normal business operations and will incur no material costs related to Year 2000 issues.

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

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the potential capital and tenant improvements and leasing costs to be made at the Partnership's remaining property. For the three months ended March 31, 1999, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $21,500.

Distributions to Limited Partners of Cash Flow (as defined in the Partnership Agreement) for the three months ended March 31, 1999 were declared in the amount of $296,500, or $0.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's remaining property as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership.

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

                          PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

     (a)  Exhibits:  None

     (b)  Reports on Form 8-K:

     There were no reports filed on Form 8-K for the three months ended March 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 4

                             By: FIRST CAPITAL FINANCIAL CORPORATION
                                 GENERAL PARTNER

Date:  May 13, 1999          By:  /s/ DOUGLAS CROCKER II
       ------------               -------------------------------------
                                      DOUGLAS CROCKER II
                                  President and Chief Executive Officer

Date:  May 13, 1999          By:  /s/ NORMAN M. FIELD
       ------------               -------------------------------------
                                      NORMAN M. FIELD
                                  Vice President - Finance and Treasurer