Form 10-Q
period 1999-06-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 4
filed 1999-08-13
CIK 794665

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended                   June 30, 1999
                          ----------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                     to
                                    ------------------    --------------------

    Commission File Number                           0-15632
                                    ------------------------------------------



               First Capital Institutional Real Estate, Ltd. - 4
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Illinois                                              36-3441345
--------------------------------                            ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


Two North Riverside Plaza, Suite 700, Chicago, Illinois          60606-2607
----------------------------------------------------------   -----------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]    No [_]

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated November 5, 1986 included in the Partership's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                June 30,
                                                  1999      December 31,
                                               (Unaudited)      1998
------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                          $ 2,509,900  $ 2,509,900
 Buildings and improvements                     15,548,600   15,548,600
------------------------------------------------------------------------
                                                18,058,500   18,058,500
 Accumulated depreciation and amortization      (4,392,200)  (4,177,200)
------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                 13,666,300   13,881,300
Cash and cash equivalents                        2,402,200    1,107,100
Investments in debt securities                   2,350,600    3,499,300
Rents receivable                                    69,800      179,600
Other assets                                        12,700       12,700
------------------------------------------------------------------------
                                               $18,501,600  $18,680,000
------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses         $   379,100  $   378,200
 Due to Affiliates                                  42,700       42,700
 Distributions payable                             342,500      389,300
 Security deposits                                  31,100       25,900
 Other liabilities                                  55,600       36,900
------------------------------------------------------------------------
                                                   851,000      873,000
------------------------------------------------------------------------
Partners' capital:
 General Partner                                    40,300       40,300
 Limited Partners (593,025 Units issued and
  outstanding)                                  17,610,300   17,766,700
------------------------------------------------------------------------
                                                17,650,600   17,807,000
------------------------------------------------------------------------
                                               $18,501,600  $18,680,000
------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1999 (Unaudited) and the year ended December 31, 1998
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
-------------------------------------------------------------------------------
Partners' capital, January 1, 1998          $ 40,300  $17,767,800  $17,808,100
Net income for the year ended December 31,
 1998                                         92,800    1,185,000    1,277,800
Distributions for the year ended December
 31, 1998                                    (92,800)  (1,186,100)  (1,278,900)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1998          40,300   17,766,700   17,807,000
Net income for the six months ended
 June 30, 1999                                46,000      436,600      482,600
Distributions for the six months ended
 June 30, 1999                               (46,000)    (593,000)    (639,000)
-------------------------------------------------------------------------------
Partners' capital, June 30, 1999            $ 40,300  $17,610,300  $17,650,600
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                              1999     1998
-----------------------------------------------------------------------------
Income:
 Rental                                                     $509,100 $502,800
 Interest                                                     58,500  137,300
-----------------------------------------------------------------------------
                                                             567,600  640,100
-----------------------------------------------------------------------------
Expenses:
 Interest on loan payable to General Partner                           22,600
 Depreciation and amortization                               107,500  106,500
 Property operating:
  Affiliates                                                   6,800    3,200
  Nonaffiliates                                               58,000   63,400
 Real estate taxes                                            76,000   74,700
 Insurance--Affiliate                                          4,500    2,200
 Repairs and maintenance                                      17,500   30,500
 General and administrative:
  Affiliates                                                   5,000    5,100
  Nonaffiliates                                               43,200    9,500
-----------------------------------------------------------------------------
                                                             318,500  317,700
-----------------------------------------------------------------------------
Net income                                                  $249,100 $322,400
-----------------------------------------------------------------------------
Net income allocated to General Partner                     $ 23,000 $ 18,000
-----------------------------------------------------------------------------
Net income allocated to Limited Partners                    $226,100 $304,400
-----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (593,025
 Units outstanding)                                         $   0.38 $   0.51
-----------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1999       1998
------------------------------------------------------------------------
Income:
 Rental                                            $1,034,200 $1,031,000
 Interest                                             117,100    312,700
------------------------------------------------------------------------
                                                    1,151,300  1,343,700
------------------------------------------------------------------------
Expenses:
 Interest on loan payable to General Partner                      56,000
 Depreciation and amortization                        215,000    213,600
 Property operating:
  Affiliates                                           11,600      5,000
  Nonaffiliates                                       109,800    132,400
 Real estate taxes                                    152,000    148,400
 Insurance--Affiliate                                   9,000      6,500
 Repairs and maintenance                               80,800     57,300
 General and administrative:
  Affiliates                                           10,300     11,700
  Nonaffiliates                                        80,200     48,000
------------------------------------------------------------------------
                                                      668,700    678,900
------------------------------------------------------------------------
Net income                                         $  482,600 $  664,800
------------------------------------------------------------------------
Net income allocated to General Partner            $   46,000 $   36,000
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  436,600 $  628,800
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (593,025 Units outstanding)                       $     0.74 $     1.06
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1999        1998
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $  482,600  $   664,800
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                           215,000      213,600
  Changes in assets and liabilities:
   Decrease in rents receivable                           109,800       83,800
   Decrease in other assets                                             17,100
   Increase (decrease) in accounts payable and accrued
    expenses                                                  900      (39,700)
   (Decrease) in due to Affiliates                                      (2,400)
   Increase (decrease) in other liabilities                18,700      (11,400)
-------------------------------------------------------------------------------
    Net cash provided by operating activities             827,000      925,800
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Decrease (increase) in investments in debt securities  1,148,700     (178,400)
 Payments for capital and tenant improvements                          (15,000)
 Decrease in restricted cash                                            50,000
-------------------------------------------------------------------------------
    Net cash provided by (used for) investing
     activities                                         1,148,700     (143,400)
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                          (685,800)  (7,229,700)
 Net repayment of loan payable to General Partner                   (1,569,500)
 Increase (decrease) in security deposits                   5,200       (3,500)
-------------------------------------------------------------------------------
    Net cash (used for) financing activities             (680,600)  (8,802,700)
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents    1,295,100   (8,020,300)
Cash and cash equivalents at the beginning of the
 period                                                 1,107,100   10,407,900
-------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $2,402,200  $ 2,387,600
-------------------------------------------------------------------------------
Supplemental information:
 Interest paid to General Partner                      $           $    56,000
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1999

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1999 are not necessarily indicative of the operating results for the year ending December 31, 1999.

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

Investments in debt securities are comprised of corporate debt securities and obligations of the United States government and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair value. All of these securities had maturities of less than one year when purchased.

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

(Unaudited)
2. Related party transactions: (continued)


In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) shall be allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 15% to the General Partner and 85% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and six months ended June 30, 1999, the General Partner was allocated earnings and accrued a Partnership Management Fee of $23,000 and $46,000, respectively. For the quarter and six months ended June 30, 1998, the General Partner was allocated earnings and accrued a Partnership Management Fee of $18,000 and $36,000, respectively.

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

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1999 were as follows:

                                                    Paid
                                              ----------------
                                                         Six
                                              Quarter  Months  Payable
----------------------------------------------------------------------
Asset management fees                         $  3,100 $ 5,200    None
Real estate commissions (a)                       None    None $40,200
Reimbursement of property insurance premiums     4,500   9,000    None
Legal                                            3,700   6,500    None
Reimbursement of expenses, at cost:
 --Accounting                                    1,900   5,500   1,500
 --Investor communication                        1,700   4,600   1,000
----------------------------------------------------------------------
                                              $ 14,900 $30,800 $42,700
----------------------------------------------------------------------

(a) As of June 30, 1999, the Partnership owed $40,200 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partner or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment.

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

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its properties for the quarters and six months ended June 30, 1999 and 1998. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                               Comparative Operating Results (a)
                            ---------------------------------------
                                 For the             For the
                             Quarters Ended     Six Months Ended
                            ----------------- ---------------------
                            6/30/99  6/30/98   6/30/99    6/30/98
--------------------------------------------------------------------
INDIAN RIDGE PLAZA SHOPPING CENTER
Rental revenues             $509,100 $492,800 $1,034,200 $1,022,600
--------------------------------------------------------------------
Property net income         $238,400 $209,200 $  456,000 $  486,400
--------------------------------------------------------------------
Average occupancy                88%      89%        88%        89%
--------------------------------------------------------------------
SOLD PROPERTY (B)
Rental revenues                      $ 10,000            $    8,200
--------------------------------------------------------------------
Property net income (loss)           $  8,700            $  (17,200)
--------------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense and general and administrative expenses.
(b) Sold Property includes results from Park Plaza Professional Office Building ("Park Plaza") which was sold during 1997.

Unless otherwise disclosed, discussions of fluctuations between 1999 and 1998 refer to both the quarters and six months ended June 30, 1999 and 1998.

Net income decreased by $73,300 and $182,200 for the quarter and six months ended June 30, 1999 when compared to the quarter and six months ended June 30, 1998, respectively. The decreases were primarily the result of a reduction in interest earned on the Partnership's short-term investments caused by fewer funds available for investment, which was due to the May 1998 distribution of Park Plaza Sale Proceeds. The decrease in operating results for the six-month periods under comparison at Indian Ridge Plaza Shopping Center ("Indian Ridge") were substantially offset by the 1998 loss from Park Plaza's post sale operations. Improved operating results at Indian Ridge for the quarterly periods under comparison were offset by increased general and administrative expenses resulting from increased state taxes.

The following comparative discussion includes the results of Indian Ridge.

Rental revenues increased by $16,300 or 3.3% and $11,600 or 1.1% for the quarter and six months ended June 30, 1999 when compared to the quarter and six months ended June 30, 1998, respectively. The increases were primarily due to an increase in consideration received in 1999 for the termination of a tenant's lease. The increases were partially offset by decreases in base rental income, which were due to the slight decline in average occupancy.

Property operating expenses increased by $7,000 for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998. The increase was primarily due to an increase in legal fees.

Repairs and maintenance expense decreased by $18,100 for the quarter ended June 30, 1999 when compared to the quarter ended June 30, 1998. The decrease was primarily due to a decrease in landscaping and snow removal costs.

Repair and maintenance expense increased by $27,500 for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998. The increase was primarily due to an increase in snow removal costs. The increase was partially offset by a decrease in landscaping costs.

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

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining property. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                                                           Comparative
                                                        Cash Flow Results
                                                        For the Six Months
                                                              Ended
                                                      -----------------------
                                                       6/30/99      6/30/98
------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)   $  651,600  $   842,400
Items of reconciliation:
 General Partner's Partnership Management Fee             46,000       36,000
 Decrease in current assets                              109,800      100,900
 Increase (decrease) in current liabilities               19,600      (53,500)
------------------------------------------------------------------------------
Net cash provided by operating activities             $  827,000  $   925,800
------------------------------------------------------------------------------
Net cash provided by (used for) investing activities  $1,148,700  $  (143,400)
------------------------------------------------------------------------------
Net cash (used for) financing activities              $ (680,600) $(8,802,700)
------------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $190,800 for the six months ended June 30, 1999 when compared to six months ended June 30, 1998 was primarily due to the decrease in Partnership net income, exclusive of depreciation and amortization, as previously discussed.

The increase in the Partnership's cash position for the six months ended June 30, 1999 resulted primarily from the maturities of investments in debt securities. Also contributing to the increase was net cash provided by operating activities exceeding distributions paid to Limited Partners. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of June 30, 1999 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities decreased by $98,800 for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998. The decrease was primarily the result of the decrease in net income, as previously discussed. The decrease was partially offset by the timing of the payment of expenses at Indian Ridge.

Net cash (used for) provided by investing activities changed from $(143,400) for the six months ended June 30, 1998 to $1,148,700 for the six months ended June 30, 1999. The change was primarily due to a net increase in investments in debt securities during the six months ended June 30, 1998 as compared to a net maturity during the comparable period in 1999. Investments in debt securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment-grade and mature less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital and tenant improvements. Approximately $50,000 is projected to be spent at Indian Ridge during the remainder of 1999. Actual amounts expended may vary depending on a number of factors including actual leasing activity and other market conditions throughout the remainder of the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain the occupancy level in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining property for eventual disposition.

The decrease in net cash used for financing activities of $8,122,100 was primarily due to the 1998 special distribution of Park Plaza Sale Proceeds. The decrease was also due to the 1998 repayment of the loan payable to the General Partner.

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

The Partnership has not formulated a written contingency plan. However, the General Partner believes that based on the size of the Partnership's portfolio and its limited number of transactions, aside from catastrophic failure of banks, governmental agencies, etc., it could carry out substantially all of its critical operations on a manual basis or easily convert to systems that are Year 2000 compliant.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at Indian Ridge during the coming years. For the six months ended June 30, 1999, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $58,600.

Distributions to Limited Partners for the quarter ended June 30, 1999 were declared in the amount of $296,500, or $.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of Indian Ridge as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Partners.

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

                          PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

     (a) Exhibits:  None

     (b) Reports on Form 8-K:

         There were no reports filed on Form 8-K during the quarter ended June 30, 1999.

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


Date:  August 13, 1999        By:  /s/  DOUGLAS CROCKER II
       ---------------             --------------------------------------
                                        DOUGLAS CROCKER II
                                   President and Chief Executive Officer


Date:  August 13, 1999        By:  /s/  NORMAN M. FIELD
       ---------------             --------------------------------------
                                        NORMAN M. FIELD
                                   Vice President - Finance and Treasurer