Form 10-Q
period 1999-09-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 4
filed 1999-11-12
CIK 794665

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the period ended            September 30, 1999
                              --------------------------------------
                                   OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to _______

        Commission File Number               0-15632
                              --------------------------------------

               First Capital Institutional Real Estate, Ltd. - 4
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Illinois                                             36-3441345
-------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 700, Chicago, Illinois          60606-2607
-------------------------------------------------------          ----------
       (Address of principal executive offices)                  (Zip Code)

                                 (312) 207-0020
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No
                                         ----       ----
Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated November 5, 1986, included in the Partnership's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                               September 30,
                                                   1999      December 31,
                                                (Unaudited)      1998
-------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                           $ 2,509,900  $ 2,509,900
 Buildings and improvements                      15,548,600   15,548,600
-------------------------------------------------------------------------
                                                 18,058,500   18,058,500
 Accumulated depreciation and amortization       (4,499,700)  (4,177,200)
-------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                  13,558,800   13,881,300
Cash and cash equivalents                           568,000    1,107,100
Investments in debt securities                    4,325,900    3,499,300
Rents receivable                                    115,800      179,600
Other assets                                         12,700       12,700
-------------------------------------------------------------------------
                                                $18,581,200  $18,680,000
-------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses          $   466,500  $   378,200
 Due to Affiliates                                   41,900       42,700
 Distributions payable                              365,500      389,300
 Security deposits                                   29,100       25,900
 Other liabilities                                   55,000       36,900
-------------------------------------------------------------------------
                                                    958,000      873,000
-------------------------------------------------------------------------
Partners' capital:
 General Partner                                     40,300       40,300
 Limited Partners (593,025 Units issued and
  outstanding)                                   17,582,900   17,766,700
-------------------------------------------------------------------------
                                                 17,623,200   17,807,000
-------------------------------------------------------------------------
                                                $18,581,200  $18,680,000
-------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1999 (Unaudited) and the year ended December 31, 1998
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
-------------------------------------------------------------------------------
Partners' capital, January 1, 1998          $ 40,300  $17,767,800  $17,808,100
Net income for the year ended December 31,
 1998                                         92,800    1,185,000    1,277,800
Distributions for the year ended December
 31, 1998                                    (92,800)  (1,186,100)  (1,278,900)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1998          40,300   17,766,700   17,807,000
Net income for the nine months ended
 September 30, 1999                           69,000      705,700      774,700
Distributions for the nine months ended
 September 30, 1999                          (69,000)    (889,500)    (958,500)
-------------------------------------------------------------------------------
Partners' capital, September 30, 1999       $ 40,300  $17,582,900  $17,623,200
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1999       1998
------------------------------------------------------------------------
Income:
 Rental                                            $  523,500 $  457,200
 Interest                                              66,700     63,500
------------------------------------------------------------------------
                                                      590,200    520,700
------------------------------------------------------------------------
 Expenses:
 Depreciation and amortization                        107,500    107,500
 Property operating:
  Affiliates                                           15,200      4,500
 Nonaffiliates                                         43,600     46,000
 Real estate taxes                                     76,000     73,900
 Insurance--Affiliate                                   4,800      7,000
 Repairs and maintenance                               18,900     43,200
 General and administrative:
  Affiliates                                            5,900      4,600
 Nonaffiliates                                         26,200     18,800
------------------------------------------------------------------------
                                                      298,100    305,500
------------------------------------------------------------------------
 Net income                                        $  292,100 $  215,200
------------------------------------------------------------------------
 Net income allocated to General Partner           $   23,000 $   18,000
------------------------------------------------------------------------
 Net income allocated to Limited Partners          $  269,100 $  197,200
------------------------------------------------------------------------
 Net income allocated to Limited Partners per Unit
  (593,025 Units outstanding)                      $     0.45 $     0.33
------------------------------------------------------------------------
                                                      1999       1998
------------------------------------------------------------------------
 Income:
 Rental                                            $1,557,700 $1,488,200
 Interest                                             183,800    376,200
------------------------------------------------------------------------
                                                    1,741,500  1,864,400
------------------------------------------------------------------------
 Expenses:
 Interest on loan payable to General Partner                      56,000
 Depreciation and amortization                        322,500    321,100
 Property operating:
 Affiliates                                            26,800      9,500
  Nonaffiliates                                       153,400    178,400
 Real estate taxes                                    228,000    222,300
 Insurance--Affiliate                                  13,800     13,500
 Repairs and maintenance                               99,700    100,500
 General and administrative:
 Affiliates                                            16,200     16,300
 Nonaffiliates                                        106,400     66,800
------------------------------------------------------------------------
                                                      966,800    984,400
------------------------------------------------------------------------
 Net income                                        $  774,700 $  880,000
------------------------------------------------------------------------
 Net income allocated to General Partner           $   69,000 $   54,000
------------------------------------------------------------------------
 Net income allocated to Limited Partners          $  705,700 $  826,000
------------------------------------------------------------------------
 Net income allocated to Limited Partners per Unit
  (593,025 Units outstanding)                      $     1.19 $     1.39
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s)

                                                        1999        1998
-----------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                          $  774,700  $   880,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                         322,500      321,100
  Changes in assets and liabilities:
   Decrease in rents receivable                          63,800       70,400
   Decrease in other assets                                           17,100
   Increase in accounts payable and accrued expenses     88,300       44,900
   (Decrease) in due to Affiliates                         (800)      (5,100)
   Increase (decrease) in other liabilities              18,100       (7,500)
-----------------------------------------------------------------------------
    Net cash provided by operating activities         1,266,600    1,320,900
-----------------------------------------------------------------------------
Cash flows from investing activities:
 (Increase) decrease in investments in debt
  securities, net                                      (826,600)     347,700
 Payments for capital and tenant improvements                        (15,000)
 Decrease in restricted cash                                          50,000
-----------------------------------------------------------------------------
    Net cash (used for) provided by investing
     activities                                        (826,600)     382,700
-----------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                        (982,300)  (7,526,200)
 (Net repayment of) loan payable to General Partner               (1,569,500)
 Increase (decrease) in security deposits                 3,200       (3,300)
-----------------------------------------------------------------------------
    Net cash (used for) financing activities           (979,100)  (9,099,000)
-----------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents            (539,100)  (7,395,400)
Cash and cash equivalents at the beginning of the
 period                                               1,107,100   10,407,900
-----------------------------------------------------------------------------
Cash and cash equivalents at the end of the period   $  568,000  $ 3,012,500
-----------------------------------------------------------------------------
Supplemental information:
 Interest paid to General Partner during the period  $           $    56,000
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1999

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1999 are not necessarily indicative of the operating results for the year ending December 31, 1999.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) shall be allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 15% to the General Partner and 85% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and nine months ended September 30, 1999, the General Partner was allocated earnings and accrued a Partnership Management Fee of $23,000 and $69,000, respectively.

In accordance with the Partnership Agreement, the General Partner made advances to the Partnership in cumulative amounts equal to the Acquisition Fees and the Partnership Management Fees which were paid to the General Partner or its Affiliates for distribution to the Limited Partners on a pro rata basis to the extent that Cash Flow (as defined in the Partnership Agreement) was less than sufficient to distribute cash in amounts equal to the Limited Partners' Preferred Return (7.5% per annum noncompounding cumulative return on the Limited Partners' Capital Investment); provided, however, that the maximum amount which was to be advanced to the Partnership by the General Partner for distribution to the Limited Partners was the amount of Acquisition Fees and Partnership Management Fees actually paid to the General Partner or its Affiliates. Amounts advanced bore interest at the rate of 8.5% per annum simple interest, payable monthly. Repayment of amounts advanced were made only from Cash Flow (as defined in the Partnership Agreement) if and to the extent it is more than sufficient to distribute cash to the Limited Partners in amounts equal to the Limited Partners' Preferred Return and from Sale Proceeds to the extent permitted in the Partnership Agreement. During the nine months ended September 30, 1998, the Partnership, in accordance with the Partnership Agreement, repaid the General Partner the remaining outstanding balance on the loan of $1,569,500, utilizing a portion of the Sale Proceeds from the sale of Park Plaza Professional Building ("Park Plaza").

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1999 were as follows:

                                                    Paid
                                               ---------------
                                                        Nine
                                               Quarter Months  Payable
----------------------------------------------------------------------
 Asset management fees                         $ 4,200 $ 9,400    None
 Real estate commissions (a)                      None    None  40,200
 Reimbursement of property insurance premiums    4,800  13,800    None
 Legal                                          11,200  17,700    None
 Reimbursement of expenses, at cost:
 --Accounting                                    3,500   9,000   1,100
 --Investor communication                        2,900   7,500     600
----------------------------------------------------------------------
                                               $26,600 $57,400 $41,900
----------------------------------------------------------------------

(a) As of September 30, 1999, the Partnership owed $40,200 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partner or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1998 for a discussion of the Partnership's business.

Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, may be forward- looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. The Partnership, in addition to being in the operation of properties phase, is also in the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operations are generally expected to decline as real property interests are sold since the Partnership no longer receives income generated from such real property interests. As of September 30, 1999, the Partnership has sold all of its real property investments with the exception of Indian Ridge Plaza Shopping Center ("Indian Ridge").

OPERATIONS
The table below includes a recap of the Partnership's share of certain operating results of its properties for the quarters and nine months ended September 30, 1999 and 1998. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                               Comparative Operating Results (a)
                            ----------------------------------------
                            For the Quarters    For the Nine Months
                                  Ended                Ended
                            -----------------  ---------------------
                            9/30/99  9/30/98    9/30/99    9/30/98
---------------------------------------------------------------------
INDIAN RIDGE PLAZA SHOPPING CENTER
Rental revenues             $503,800 $490,100  $1,538,000 $1,512,700
---------------------------------------------------------------------
Property net income         $236,900 $209,300  $  692,900 $  695,700
---------------------------------------------------------------------
Average occupancy                87%      89%         88%        89%
---------------------------------------------------------------------
SOLD PROPERTIES (B)
---------------------------------------------------------------------
Rental revenues             $ 19,800 $(32,800) $   19,800 $  (24,600)
---------------------------------------------------------------------
Property net income (loss)  $ 19,800 $(29,800) $   19,800 $  (47,000)
---------------------------------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as interest income, interest expense and general and administrative expenses.
(b) Sold Properties includes results from Park Plaza Professional Building ("Park Plaza") and Carrollton Crossroads Shopping Center ("Carrollton"), which were sold during 1997.

Unless otherwise disclosed, discussions of fluctuations between 1999 and 1998 refer to both the quarters and nine-month periods ended September 30, 1999 and 1998.

Net income decreased by $105,300 for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998. The decrease was primarily the result of a decrease in interest earned on the Partnership's short-term investments caused by fewer funds available for investment, which was due to the May 1998 distribution of Park Plaza Sale Proceeds. The decrease was partially offset by the effects of post sale operations at Carrollton and Park Plaza and the nonrecurrence of interest expense on the loan payable to the General Partner.

Net income increased by $76,900 for the quarter ended September 30, 1999 when compared to the quarter ended September 30, 1998. The increase was primarily due to the effects of post sale operations at Carrollton and Park Plaza. The increase was also due to improved operating results at Indian Ridge.

The following comparative discussion includes only the results of Indian Ridge.

Rental revenues increased by $13,700 or 2.8% and $25,300 or 1.7% for the quarter and nine months ended September 30, 1999 when compared to the quarter and nine months ended September 30, 1998, respectively. The increases were primarily due to an increase in tenant expense reimbursements, which was due to an adjustment in the estimated reimbursement from tenants. Also contributing to the increase for the nine-month periods under comparison was consideration received in 1999 for the early termination of a tenant's lease. The increases were partially offset by decreases in base rental income, which were due to the slight decline in average occupancy.

Property operating expenses increased by $8,600 and $15,600 for the quarter and nine months ended September 30, 1999 when compared to the quarter and nine months ended September 30, 1998. The increases were primarily due to an increase in legal costs related to the pursuit of various tenant bankruptcies.

Repair and maintenance expense decreased by $23,400 for the quarter ended September 30, 1999 when compared to the quarter ended September 30, 1998. The decrease was primarily due to a decrease in landscaping costs and costs related to the parking lot. An increase in snow removal costs for the nine-month periods under comparison was almost entirely offset by the decrease in landscaping and parking lot costs.

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

                                                       Comparative Cash Flow
                                                        Results For the Nine
                                                            Months Ended
                                                       -----------------------
                                                        9/30/99      9/30/98
-------------------------------------------------------------------------------
 Cash Flow (as defined in the Partnership Agreement)   $1,028,200  $ 1,147,100
 Items of reconciliation:
 General Partner's Partnership Management Fee              69,000       54,000
 Decrease in current assets                                63,800       87,500
 Increase in current liabilities                          105,600       32,300
-------------------------------------------------------------------------------
 Net cash provided by operating activities             $1,266,600  $ 1,320,900
-------------------------------------------------------------------------------
 Net cash (used for) provided by investing activities  $ (826,600) $   382,700
-------------------------------------------------------------------------------
 Net cash (used for) financing activities              $ (979,100) $(9,099,000)
-------------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $118,900 for the nine months ended September 30, 1999 when compared to nine months ended September 30, 1998 was primarily due to the decrease in Partnership net income, exclusive of depreciation and amortization, as previously discussed.

The decrease in the Partnership's cash position for the nine months ended September 30, 1999 resulted primarily from distributions paid to Limited Partners and the net increase in investments in debt securities exceeding the net cash provided by operating activities. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of September 30, 1999 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities decreased by $54,300 for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998. The decrease was primarily the result of the decrease in interest income, as previously discussed.

Net cash provided by (used for) investing activities changed from $382,700 for the nine months ended September 30, 1998 to $(826,600) for the nine months ended September 30, 1999. The change was primarily due to a net increase in investments in debt securities during the nine months ended September 30, 1999 as compared to the net maturity during the comparable period in 1998. Investments in debt securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment-grade and mature less than one year from their date of purchase.

The Partnership has no financial instruments for which there are significant risks. Based on the timing and maturities of the Partnership's investments in debt securities, the Partnership believes that it does not have material market risk.

The Partnership maintains working capital reserves to pay for capital. Approximately $50,000 is projected to be spent at Indian Ridge during the remainder of 1999. Actual amounts expended may vary depending on a number of factors including actual leasing activity and other market conditions throughout the remainder of the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain the occupancy level in a very competitive market, maximize rental rates charged to new and renewing tenants and prepare the remaining property for eventual disposition.

The decrease in net cash used for financing activities of $8,119,900 was primarily due to the 1998 special distribution of a portion of the Park Plaza Sale Proceeds. The remaining Park Plaza Sale Proceeds were utilized to repay the outstanding balance of the loan payable to the General Partner.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OVERFLOW FOR PG. 5


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

While the Partnership has not formulated a written contingency plan, it has selected the Year 2000 compliant systems that it intends to use beginning in the Year 2000. The General Partner believes that based on the size of the Partnership's portfolio and its limited number of transactions, aside from catastrophic failure of banks, governmental agencies, etc., it will be able to carry out substantially all of its critical operations.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at Indian Ridge during the coming years. For the nine months ended September 30, 1999, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $138,700.

Distributions to Limited Partners for the quarter ended September 30, 1999 were declared in the amount of $296,500, or $.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of Indian Ridge as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Partners.

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

                          PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

      (a)   Exhibits: None

      (b)   Reports on Form 8-K:

      There were no reports filed on Form 8-K during the quarter ended September 30, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 4

                             By:     FIRST CAPITAL FINANCIAL CORPORATION
                                     GENERAL PARTNER

Date:  November 10, 1999     By:     /s/     DOUGLAS CROCKER II
       -----------------             -------------------------------------
                                             DOUGLAS CROCKER II
                                     President and Chief Executive Officer

Date:  November 10, 1999     By:     /s/     NORMAN M. FIELD
       -----------------             -------------------------------------
                                             NORMAN M. FIELD
                                     Vice President - Finance and Treasurer