Form 10-K405
period 1999-12-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 4
filed 2000-03-29
CIK 794665

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended              December 31, 1999
                     ----------------------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission File Number                        0-15632
                     ----------------------------------------------------------

                FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.--4
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                ILLINOIS                              36-3441345
      ----------------------                    -------------------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)

                                                  Identification No.)

 TWO NORTH RIVERSIDE PLAZA, SUITE 700,                60606-2607
           CHICAGO, ILLINOIS                    -------------------------
----------------------------------------              (Zip Code)
    (Address of principal executive
                offices)

Registrant's telephone number, including area code  (312) 207-0020
                                                -------------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                         NONE
                                                -------------------------

Securities registered pursuant to Section 12(g) of the Act:
                                          LIMITED PARTNERSHIP ASSIGNEE UNITS
                                                -------------------------

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

EXHIBIT INDEX--PAGE A-1

                                     PART I

ITEM 1. BUSINESS

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

The business of the Partnership is to invest primarily in existing commercial income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of commercial income-producing real estate. From January 1987 to March 1989, the Partnership made five real property investments including its purchases of 50% interests in three joint ventures and a 75% interest in one joint venture each with Affiliated partnerships. Two of the 50% joint ventures and the 75% joint venture were each formed for the purpose of acquiring a 100% interest in certain real property and one 50% joint venture was formed for the purpose of participating in a mortgage loan investment, which was recognized as of July 1, 1990 as being foreclosed in-substance and was recorded as two real property investments. All of the Partnership's joint ventures, prior to dissolution, were operated under the common control of First Capital Financial Corporation (the "General Partner"). Through December 31, 1999, the Partnership had sold or disposed of all of its investments in real estate. Upon the successful resolution of post-closing matters related to the properties sold by the Partnership, the Partnership will make a liquidating distribution and dissolve.

ITEM 2. PROPERTIES

During the year ended December 31, 1999 the Partnership sold its remaining property interest.

ITEM 3. LEGAL PROCEEDINGS

(a & b) The Partnership and its property were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1999. Ordinary routine legal matters incidental to the business which were not deemed material were pursued during the quarter ended December 31, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a,b,c & d) None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 2000, there were 4,167 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                          -----------------------------------------------------------
                             1999        1998        1997        1996        1995
--------------------------------------------------------------------------------------
Total revenues            $ 3,442,000 $ 2,528,900 $ 5,217,700 $ 5,467,800 $ 5,690,700
Net income (loss)         $ 2,237,400 $ 1,277,800 $ 2,177,700 $ 1,255,100 $  (784,500)
Net income (loss)
 allocated to Limited
 Partners                 $ 2,095,000 $ 1,185,000 $ 1,753,700 $ 1,101,700 $  (921,700)
Net income (loss)
 allocated to Limited
 Partners per Unit
 (593,025 Units
 outstanding)             $      3.53 $      2.00 $      2.96 $      1.86 $     (1.55)
Total assets              $19,308,200 $18,680,000 $26,914,800 $38,008,300 $39,228,800
Loan payable to General
 Partner                         None        None $ 1,569,500 $ 4,246,800 $ 4,085,700
Distributions to Limited
 Partners per Unit
 (593,025 Units
 outstanding) (a)         $     26.66 $      2.00 $     27.32 $      4.20 $      3.90
Return of capital to
 Limited Partners per
 Unit (593,025 Units
 outstanding) (b)         $     23.13        None $     24.36 $      2.34 $      3.90
Other data:
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)                   None $13,881,300 $14,294,900 $33,446,100 $34,232,400
Number of real property
 interests owned at
 December 31                     None           1           1           4           4
--------------------------------------------------------------------------------------

(a) Distributions declared to Limited Partners per Unit for the years ended December 31, 1999 and 1997 included Sale Proceeds of $24.66 and $25.32, respectively.

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

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                        For the Years Ended December 31,
                          ----------------------------------------------------------------
                             1999         1998          1997         1996         1995
-------------------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $ 1,380,800  $ 1,613,600  $  1,953,200  $ 2,393,900  $ 2,842,900
Items of reconciliation:
 General Partner
  Partnership Management
  Fee                          95,000       92,800       113,400      153,400      161,200
 Changes in current
  assets and
  liabilities:
  Decrease (increase) in
   current assets              87,500      (54,300)       59,400       55,300       83,600
  (Decrease) increase in
   current liabilities       (304,400)    (111,200)     (376,600)      13,200       40,700
-------------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $ 1,258,900  $ 1,540,900  $  1,749,400  $ 2,615,800  $ 3,128,400
-------------------------------------------------------------------------------------------
Net cash (used for)
 provided by investing
 activities               $  (486,500) $(1,440,300) $ 18,980,600  $(2,209,700) $  (412,600)
-------------------------------------------------------------------------------------------
Net cash (used for)
 financing activities     $(1,304,800) $(9,401,400) $(12,894,600) $(2,488,800) $(2,202,700)
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

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-7 in this report.

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

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In 1992 the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Partnership operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives income generated from such real property interests. During the year ended December 31, 1999 the Partnership sold its remaining real property investments.

OPERATIONS

The table below is a recap of certain operating results of Indian Ridge and the properties sold during 1997 by the Partnership for the years ended December 31, 1999, 1998 and 1997. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                                   Comparative Operating Results
                                                (a)
                                  For the Years Ended December 31,
                                     1999       1998        1997
-------------------------------------------------------------------
INDIAN RIDGE SHOPPING CENTER (B)
Rental revenues                   $1,944,400 $2,137,900  $2,064,900
-------------------------------------------------------------------
Property net income               $  897,300 $1,062,500  $  967,300
-------------------------------------------------------------------
SOLD PROPERTIES (C)
Rental revenues                   $   20,100 $  (40,100) $1,653,000
-------------------------------------------------------------------
Property net income (loss)        $   19,900 $  (50,400) $  106,800
-------------------------------------------------------------------

(a) Excludes certain income and expense items, which are not directly related to individual property operating results such as interest income, interest expense on the loan from the General Partner and general and administrative expenses.

(b) Indian Ridge Shopping Center ("Indian Ridge") was sold on December 13, 1999. Net income for the year ended December 31, 1999 does not include the gain recorded on the sale of Indian Ridge.

(c) Sold Properties includes operating results from Park Plaza Professional Building ("Park Plaza"), 3120 Southwest Freeway Office Building ("Southwest Freeway") and Carrollton Crossroads Shopping Center ("Carrollton"), all of which were sold during 1997. The preceding excludes the net gain on sale of the Sold Properties.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31,
1998

Net income increased by $959,600 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The increase was primarily due to the 1999 gain recorded on the sale of Indian Ridge. Exclusive of the gain on sale, net income decreased by $196,100 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The decrease was primarily due to a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in cash available for investment resulting the 1998 Special Distribution of sales proceeds to Limited Partners. The decrease was also due to a reduction in operating results at Indian Ridge, which was partially due to the effects of its December 13, 1999 sale. The decrease was partially offset reduced interest expense as a result of the May 1998 repayment of the loan payable to the General Partner.

The following comparison includes only the results of Indian Ridge.

Rental revenues decreased by $193,500 or 9% for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The decrease was primarily due to the timing of the sale of the property and a decrease in base rents which was due to the decline in average occupancy.

Real estate taxes decreased by $11,400 for the year ended December 31, 1999 when compared to the year ended December 31, 1998, however, this decrease was entirely due to the timing of the sale of Indian Ridge.

Property operating expenses increased by $13,700 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The increase was due to an increase in costs associated with securing new tenants to replace various vacancies at the property.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31,
1997

Net income decreased by $899,900 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The decrease was primarily the result of the 1997 gains recorded on the sales of Southwest Freeway and Carrollton. Also contributing to the decrease was the absence of operating results from the Sold Properties during

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATIONS (CONTINUED)

1998. The decrease was partially offset by a decrease in interest expense on the loan payable to the General Partner due to its repayment as part of the May 31, 1998 distributions of Park Plaza Sale Proceeds. The decrease was also partially offset by improved operating results at Indian Ridge.

Net income, exclusive of Sold Properties, increased by $297,700 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The increase was primarily due to the decrease in interest expense on the loan payable to the General Partner, as previously discussed and the improved operating results at Indian Ridge. The increase was partially offset by a decrease in interest income, which was the result of a decrease in the average amount of cash available for investment due to the distribution of Sales Proceeds to Limited Partners in 1997 and 1998.

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

The decrease in Cash Flow (as defined in the Partnership Agreement) of $232,800 for the year ended December 31, 1999 when compared to year ended December 31, 1998 was primarily due to the decrease in Partnership net income, exclusive of gain on sale, depreciation and amortization, as previously discussed.

The decrease of $532,400 in the Partnership's cash position for the year ended December 31, 1999 resulted primarily from the Partnership utilizing the proceeds from the sale of Indian Ridge (discussed below) plus their available cash to make investments in debt securities during 1999. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of December 31, 1999 were comprised of amounts held for distribution to Partners and a reserve for potential costs associated with post sale matters and the liquidation of the Partnership, as discussed below.

Net cash provided by operating activities decreased by $282,000 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The decrease was primarily due to the decrease in Partnership net income, exclusive of gain on sale, depreciation and amortization, as previously discussed. In addition, a credit provided to the buyer of Indian Ridge for their assumption of trade liabilities also contributed to the decrease.

Net cash used for investing activities decreased by $953,800 for the year ended December 31, 1999 when compared to the year ended December 31,1998. The decrease was primarily due to the net increase in investments in debt securities in 1998 exceeding the 1999 net increase in investments in debt securities exclusive of amounts realized from the sale of Indian Ridge.

Investments in debt securities are a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for distribution to Partners. These investments are of investment grade and mature less than one year from their date of purchase.

The Partnership has no financial instruments for which there significant market risks. Due to the timing of the maturities and liquid nature of the Partnership's investments in debt securities, the Partnership does not believe that it has material market risk.

On December 13, 1999 the Partnership consummated the sale of Indian Ridge for a sale price of $15,000,000. Sale Proceeds from this transaction amounted to $14,644,600, which was net of closing expenses. The Partnership intends to distribute

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

$14,624,000 or $24.66 per Unit on May 31, 2000 to Limited Partners of record as of December 13, 1999.

The decrease in net cash used for financing activities of $8,096,600 for the year ended December 31, 1999 when compared to the year ended December 31, 1998 was primarily due to the 1998 special distribution to Limited Partners of Sale Proceeds from Park Plaza. The decrease was also due to the principal repayment of the loan payable to the General Partner in 1998.

In prior years, the Partnership discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Partnership experienced no significant disruptions in mission critical information technology and non-information technology systems and believes that those systems successfully responded to the Year 2000 change. The Partnership incurred minimal expenses in connection with remediating its systems. The Partnership is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Partnership will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

The General Partner has begun the process of wrapping-up the Partnership's affairs. This process, which is expected to be completed during the second half of 2000, includes resolution of all post-closing property and Partnership matters together with the expiration of representations and warranties included in the contract for the sale of Indian Ridge. Following the resolution of post-closing property matters and the establishment of a reserve for contingencies and wrap-up expenses, the General Partner will make a liquidating distribution to Limited Partners and dissolve.

Distributions to Limited Partners for the quarter ended December 31, 1999 were declared in the amount of $296,500, or $.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter.

Based upon the current value of its assets, net of its outstanding liabilities, together with its expected operating results, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership may be less than such Limited Partners' Original Capital Contributions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedules and Exhibits."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) & (e) DIRECTORS

The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The directors of FCFC, as of March 31, 2000, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 2000.

                    Name              Office
                    ----             --------
                    Douglas Crocker
                     II              Director
                    Sheli Z.
                     Rosenberg       Director

Douglas Crocker II, 59, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Wellsford Real Properties, Inc. and Ventas, Inc. and was a member of the Board of Directors of Horizon Group, Inc. from July 1996 to June 1998. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 1997.

Sheli Z. Rosenberg, 58, was President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and has been a Director of the General Partner since September 1983; was Executive Vice President and General Counsel of EFMC from October 1980 to November 1994; has been vice chairman of Equity Group Investments, LLC ("EGI") since January 2000. From November 1984 until 1999 had been President and Chief Executive Officer of EGI. Ms. Rosenberg has been a Director of Great American Management and Investment Inc. ("Great American") since June 1984 and is a director of various subsidiaries of Great American. She is also a director of Anixter International Inc., Capital Trust Inc., CVS Corporation, Dynergy, Inc., Danka Business Systems PLC and Manufactured Home Communities, Inc. She is also a trustee of Equity Residential Properties Trust and Equity Office Properties Trust. Ms. Rosenberg was a Principal of Rosenberg & Liebentritt, P.C. ("R&L") from 1980 until 1997. R&L served as counsel to the Partnership, the General Partner and certain of their Affiliates until its dissolution in 1999.

(b) & (e) EXECUTIVE OFFICERS

The Partnership does not have any executive officers. The executive officers of the General Partner as of March 31, 2000 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

              Name                            Office
              ----                            ------
              Douglas Crocker
               II              President and Chief Executive Officer
              Donald J.
               Liebentritt     Vice President
              Norman M. Field  Vice President--Finance and Treasurer

PRESIDENT AND CEO--See Table of Directors above.

Donald J. Liebentritt, 49, has been Vice President of the General Partner since July 1997 and is President of EGI, Vice President and Assistant Secretary of Great American and was Principal and Chairman of the Board of R&L.

Norman M. Field, 51, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President of Great American from July 1983 until March 1995 and July 1997 to the present.

(d) FAMILY RELATIONSHIPS

There are no family relationships among any of the foregoing directors and officers.

(f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

There are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11. EXECUTIVE COMPENSATION

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1999. However, the General Partner and its Affiliates do compensate its directors and officers.

For additional information see Item 13(a) Certain Relationships and Related Transactions.

(e) None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) As of March 1, 2000, no person of record owned or was known by the Partnership to own beneficially more than 5% of the Partnership's 593,025 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 2000, the executive officers and directors of the General Partner, as a group, did not own any Units.

(c) None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Certain Affiliates of the General Partner provide asset management services to the Partnership. For the year ended December 31, 1999, the Partnership paid $13,000 to these Affiliates. In addition, other Affiliates of the General Partner were entitled to receive $39,800 for fees and reimbursements from the Partnership for insurance, personnel and other services. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. A total of $3,900 of these amounts was due to Affiliates as of December 31, 1999.

  The Partnership owed $40,200 to the General Partner for real estate commissions earned in connection with the disposition and sale of Partnership property. These commissions were accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until such time as the Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to Limited Partners) of 6% simple interest per annum on their Capital Investment from the initial date of investment. During the year ended December 31, 1999, following the sale of the Partnership's final property, it was determined that the requirement would not be fulfilled and, accordingly, the liability was written off and reported as other income.

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

  In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) shall be allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 15% to the General Partner and 85% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1999, the General Partner was paid a Partnership Management Fee of $95,000 and allocated Net Profits of $142,400, which included a gain of $47,400 from the sale of a Partnership property.

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

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), served as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Donald J. Liebentritt, Vice President of the General Partner was a Principal and Chairman of the Board of Rosenberg. For the year ended December 31, 1999, Rosenberg was entitled to $35,400 for legal fees from the Partnership. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons.

(c) No management person is indebted to the Partnership.

(d) None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a,c & d) See Index of Financial Statements, Schedules and Exhibits on page A-1 of Form 10-K.

(b) Reports on Form 8-K:

  A report was filed on Form 8-K on December 21, 1999 reporting the sale of Indian Ridge Shopping Center.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FIRST CAPITAL INSTITUTIONAL REAL
                                          ESTATE, LTD.--4

                                         BY: FIRST CAPITAL FINANCIAL
                                          CORPORATION
                                             GENERAL PARTNER

           March 24, 2000                       /s/ Douglas Crocker II
Dated: ______________________________    By: __________________________________
                                                  Douglas Crocker II
                                         President and Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

       /s/ Douglas Crocker II        President, Chief Executive Officer and       March 24, 2000
____________________________________  Director of the General Partner
         Douglas Crocker II

       /s/ Sheli Z. Rosenberg        Director of the General Partner              March 24, 2000
____________________________________
         Sheli Z. Rosenberg

     /s/ Donald J. Liebentritt       Vice President                               March 24, 2000
____________________________________
       Donald J. Liebentritt

        /s/ Norman M. Field          Vice President--Finance and Treasurer        March 24, 2000
____________________________________
          Norman M. Field

             INDEX OF FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                      Pages
------------------------------------------------------------------------------
Report of Independent Auditors                                         A-2
Balance Sheets as of December 31, 1999 and 1998                        A-3
Statements of Partners' Capital for the Years Ended December 31,
 1999, 1998, and 1997                                                  A-3
Statements of Income and Expenses for the Years Ended December 31,
 1999, 1998, and 1997                                                  A-4
Statements of Cash Flows for the Years Ended December 31, 1999,
 1998, and 1997                                                        A-4
Notes to Financial Statements                                       A-5 to A-7

All schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto.

EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4) FIRST AMENDED AND RESTATED CERTIFICATE AND AGREEMENT OF LIMITED PARTNERSHIP AS SET FORTH ON PAGES A-1 THROUGH A-32 OF THE PARTNERSHIP'S DEFINITIVE PROSPECTUS DATED NOVEMBER 5, 1986 ON FORM S-11 REGISTRATION STATEMENT NO. 33-06149, FILED PURSUANT TO RULE 424 (B), IS INCORPORATED HEREIN BY REFERENCE.

EXHIBIT (10) MATERIAL CONTRACTS

Real Estate Agreement and Closing Statement for the sale of Indian Ridge Plaza Shopping Center filed as an exhibit to the Partnership's Report on Form 8-K dated December 21, 1999, is incorporated herein by reference.

EXHIBIT (13) ANNUAL REPORT TO SECURITY HOLDERS

The 1998 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27) FINANCIAL DATA SCHEDULE

                         REPORT OF INDEPENDENT AUDITORS

Partners
First Capital Institutional Real Estate, Ltd.--4
Chicago, Illinois

We have audited the accompanying balance sheets of First Capital Institutional Real Estate, Ltd.--4 as of December 31, 1999 and 1998, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Institutional Real Estate, Ltd.--4 at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                     Ernst & Young LLP

Chicago, Illinois
February 15, 2000

               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. -- 4
BALANCE SHEETS
December 31, 1999 and 1998
(All dollars rounded to nearest 00s)

                                                  1999        1998
----------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                          $           $ 2,509,900
 Buildings and improvements                                 15,548,600
----------------------------------------------------------------------
                                                            18,058,500
 Accumulated depreciation and amortization                 (4,177,200)
----------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                             13,881,300
Cash and cash equivalents                          574,700   1,107,100
Investments in debt securities                  18,628,700   3,499,300
Rents receivable                                    90,700     179,600
Other assets                                        14,100      12,700
----------------------------------------------------------------------
                                               $19,308,200 $18,680,000
----------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses         $   149,400 $   378,200
 Due to Affiliates                                   3,900      42,700
 Security deposits                                              25,900
 Distributions payable                          15,015,500     389,300
 Other liabilities                                     100      36,900
----------------------------------------------------------------------
                                                15,168,900     873,000
----------------------------------------------------------------------
Partners' capital:
 General Partner                                    87,700      40,300
 Limited Partners (593,025 Units issued and
  outstanding)                                   4,051,600  17,766,700
----------------------------------------------------------------------
                                                 4,139,300  17,807,000
----------------------------------------------------------------------
                                               $19,308,200 $18,680,000
----------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1999, 1998 and 1997
(All dollars rounded to nearest 00s)

                                         General      Limited
                                         Partner      Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January
 1, 1997                                $(270,300)  $ 32,215,500  $ 31,945,200
Net income for the year ended December
 31, 1997                                  424,000     1,753,700     2,177,700
Distributions for the year ended
 December 31, 1997                        (113,400)  (16,201,400)  (16,314,800)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1997        40,300    17,767,800    17,808,100
Net income for the year ended December
 31, 1998                                   92,800     1,185,000     1,277,800
Distributions for the year ended
 December 31, 1998                         (92,800)   (1,186,100)   (1,278,900)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1998        40,300    17,766,700    17,807,000
Net income for the year ended December
 31, 1999                                  142,400     2,095,000     2,237,400
Distributions for the year ended
 December 31, 1999                         (95,000)  (15,810,100)  (15,905,100)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1999    $   87,700  $  4,051,600  $  4,139,300
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 4

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1999, 1998 and 1997
(All dollars rounded to nearest 00s except per Unit amounts)

                                                 1999       1998       1997
------------------------------------------------------------------------------
Income:
 Rental                                       $1,964,500 $2,098,000 $3,717,900
 Interest                                        281,600    430,900    459,400
 Net gain on sales of property                 1,155,700             1,040,400
 Other                                            40,200
------------------------------------------------------------------------------
                                               3,442,000  2,528,900  5,217,700
------------------------------------------------------------------------------
Expenses:
 Interest on loan payable to General Partner                 56,000    233,500
 Depreciation and amortization                   394,100    428,600    929,300
 Property operating:
  Affiliates                                      36,800      9,900    155,400
  Nonaffiliates                                  189,800    215,300    557,600
 Real estate taxes                               283,900    296,400    519,300
 Insurance--Affiliate                             18,300     17,500     37,800
 Repairs and maintenance                         123,300    124,700    460,500
 General and administrative:
  Affiliates                                      27,800     22,200     20,600
  Nonaffiliates                                  130,600     80,500    126,000
------------------------------------------------------------------------------
                                               1,204,600  1,251,100  3,040,000
------------------------------------------------------------------------------
Net income                                    $2,237,400 $1,277,800 $2,177,700
------------------------------------------------------------------------------
Net income allocated to General Partner       $  142,400 $   92,800 $  424,000
------------------------------------------------------------------------------
Net income allocated to Limited Partners      $2,095,000 $1,185,000 $1,753,700
------------------------------------------------------------------------------
Net income allocated to Limited Partners per
 Unit (593,025 Units outstanding)             $     3.53 $     2.00 $     2.96
------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1999, 1998 and 1997
(All dollars rounded to nearest 00s)

                                           1999         1998          1997
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                            $  2,237,400  $ 1,277,800  $  2,177,700
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Net gain on sales of property          (1,155,700)                (1,040,400)
  Depreciation and amortization             394,100      428,600       929,300
  Changes in assets and liabilities:
   Decrease (increase) in rents
    receivable                               88,900      (83,900)      117,300
   (Increase) decrease in other assets       (1,400)      29,600       (57,900)
   (Decrease) in accounts payable and
    accrued expenses                       (228,800)     (63,600)     (333,800)
   (Decrease) in due to Affiliates          (38,800)     (30,800)      (46,000)
   (Decrease) increase in other
    liabilities                             (36,800)     (16,800)        3,200
-------------------------------------------------------------------------------
  Net cash provided by operating
   activities                             1,258,900    1,540,900     1,749,400
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from the sales of property     14,644,600                 19,447,300
 (Increase) in investments in debt
  securities, net                       (15,129,400)  (1,475,300)     (307,000)
 Decrease in restricted cash                              50,000
 Payments for capital and tenant
  improvements                               (1,700)     (15,000)     (159,700)
-------------------------------------------------------------------------------
  Net cash (used for) provided by
   investing activities                    (486,500)  (1,440,300)   18,980,600
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners          (1,278,900)  (7,822,800)  (10,157,700)
 (Decrease) in security deposits            (25,900)      (9,100)      (59,600)
 (Net repayment of) loan payable to
  General Partner                                     (1,569,500)   (2,677,300)
-------------------------------------------------------------------------------
  Cash (used for) financing activities   (1,304,800)  (9,401,400)  (12,894,600)
-------------------------------------------------------------------------------
Net (decrease) increase in cash and
 cash equivalents                          (532,400)  (9,300,800)    7,835,400
Cash and cash equivalents at the
 beginning of the year                    1,107,100   10,407,900     2,572,500
-------------------------------------------------------------------------------
Cash and cash equivalents at the end
 of the year                           $    574,700  $ 1,107,100  $ 10,407,900
-------------------------------------------------------------------------------
Supplemental information:
 Interest paid on loan payable to
  General Partner                      $             $    56,000  $    264,600
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

                FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.--4

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

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

The Partnership has disposed of its real estate properties. Upon resolution of the various post-closing matters related to the sale of the Partnership's properties, the Partnership will make a liquidating distribution to Partners and dissolve.

In 1998, the Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to resolve post-closing matters related to properties sold by the Partnership. The adoption of Statement 131 did not affect the results of operations or financial position.

The Partnership Agreement provides that the Partnership will be dissolved on or before December 31, 2016. The Limited Partners, by a majority vote, may dissolve the Partnership at any time.

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred.

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

The Partnership is not liable for federal income taxes as the Partners recognize their proportionate share of the Partnership's income or loss on their tax returns; therefore, no provision for federal income taxes is made in the financial statements of the Partnership. In addition, it is not practicable for the Partnership to determine the aggregate tax bases of the individual Partners; therefore, the disclosure of the difference between the tax bases and the financial statement bases of the assets and liabilities of the Partnership would not be meaningful.

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

Investments in debt securities are comprised of obligations of the United States government and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair value. These securities had maturities of less than one year when purchased.

The Partnership's financial statements include financial instruments, including receivables, trade and other liabilities. The fair value of financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 1999 and 1998.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) shall be allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 15% to the General Partner and 85% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1999, the General Partner was paid a Partnership Management Fee of $95,000 and allocated Net Profits of $142,400, which included a gain of $47,400 from the sale of a Partnership property. For the year ended December 31, 1998, the General Partner was paid a Partnership Management Fee and allocated Net Profits of $92,800. For the year ended December 31, 1997, the General Partner was paid a Partnership Management Fee of $113,400 and was allocated Net Profits of $424,000, which included $310,600 from the sales of three Partnership properties.

In accordance with the Partnership Agreement, the General Partner made advances to the Partnership in cumulative amounts equal to the Acquisition Fees and the Partnership Management Fees which were paid to the General Partner or its Affiliates for distribution to the Limited Partners on a pro rata basis to the extent that Cash Flow (as defined in the Partnership Agreement) was less than sufficient to distribute cash in amounts equal to the Limited Partners' Preferred Return (7.5% per annum noncompounding cumulative return on the Limited Partners' Capital Investment); provided, however, that the maximum amount which shall be advanced to the Partnership by the General Partner for distribution to the Limited Partners shall be the amount of Acquisition Fees and Partnership Management Fees actually paid to the General Partner or its Affiliates. Amounts advanced shall bore interest at the rate of 8.5% per annum simple interest, payable monthly. Repayment of amounts advanced were made only from Cash Flow (as defined in the Partnership Agreement) if and to the extent it is more than sufficient to distribute cash to the Limited Partners in amounts equal to the Limited Partners' Preferred Return and from Sale Proceeds to the extent permitted in the Partnership Agreement. During the year ended December 31, 1998, the Partnership, in accordance with the Partnership Agreement, repaid the General Partner the remaining outstanding balance on the loan of $1,569,500, utilizing a portion of the Sale Proceeds from the sale of Park Plaza Professional Building ("Park Plaza").

Fees and reimbursements paid and payable by the Partnership to Affiliates were as follows:

                                     FOR THE YEARS ENDED DECEMBER 31,
                             -------------------------------------------------
                                  1999             1998             1997
                             --------------- ---------------- ----------------
                              PAID   PAYABLE   PAID   PAYABLE   PAID   PAYABLE
------------------------------------------------------------------------------
Asset and property
 management and leasing
 fees                        $13,000 $ None  $  7,900 $  None $153,200 $15,000
Real estate commissions (a)     None   None      None  40,200     None  40,200
Interest expense on loan
 payable to General Partner     None   None    56,000    None  264,600    None
Reimbursement of property
 insurance premiums           18,100   None    17,500    None   37,800    None
Legal                         35,400   None    29,500    None   41,800  17,500
Reimbursement of expenses,
 at cost:
 --Accounting                 11,200  3,000     9,500   1,400   14,900     600
 --Investor communication      9,100    900     7,400   1,100    6,600     200
------------------------------------------------------------------------------
                             $86,800 $3,900  $127,800 $42,700 $518,900 $73,500
------------------------------------------------------------------------------

The variance between the amounts listed in this table and the Statement of Income and Expense are due to capitalized legal costs.
  (a) The Partnership owed $40,200 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions were accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partner or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment. During the year ended December 31, 1999 following the sale of the Partnership's final property, it was determined that the requirement would not be fulfilled and, accordingly, the liability was written off and reported as other income.

3. INCOME TAX:

The Partnership utilizes the accrual method of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from income tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income and the Partnership's provisions for value impairment. Net income (loss) for tax reporting purposes was $1,067,300, $1,283,300 and $(1,617,300) for the years ended December 31, 1999, 1998 and 1997, respectively.

4. PROPERTY SALES:

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

On December 13, 1999, the Partnership consummated the sale of Indian Ridge, located in Mishawaka, Indiana, for a sale price of $15,000,000. Net proceeds from this transaction were $14,644,600, which was net of closing expenses. The Partnership reported a gain of $1,155,700 for the year ended December 31, 1999 and intends to distribute $14,624,000 or $24.66 per Unit on May 31, 2000 to Limited Partners of record as of December 13, 1999.