Form 10-Q
period 2000-03-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 4
filed 2000-05-11
CIK 794665

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                ---------------

                                   FORM 10-Q

                                ---------------

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE PERIOD YEAR ENDED MARCH 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE TRANSITION PERIOD FROM        TO

  COMMISSION FILE NUMBER 0-15632

                FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.-4
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                ILLINOIS                               36-3441345
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

       TWO NORTH RIVERSIDE PLAZA,
               SUITE 700,
           CHICAGO, ILLINOIS                           60606-2607
    (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
                OFFICES)

                                 (312) 207-0020
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                             March 31,
                                               2000     December 31,
                                            (Unaudited)     1999
--------------------------------------------------------------------
ASSETS
Cash and cash equivalents                   $ 4,062,700 $   574,700
Investments in debt securities               14,960,100  18,628,700
Rents receivable                                 90,700      90,700
Other assets                                     12,900      14,100
--------------------------------------------------------------------
                                            $19,126,400 $19,308,200
--------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses      $    86,200 $   149,500
 Due to Affiliates                                  100       3,900
 Distributions payable                       14,920,500  15,015,500
--------------------------------------------------------------------
                                             15,006,800  15,168,900
--------------------------------------------------------------------
Partners' capital:
 General Partner                                 90,500      87,700
 Limited Partners (593,025 Units issued and
  outstanding)                                4,029,100   4,051,600
--------------------------------------------------------------------
                                              4,119,600   4,139,300
--------------------------------------------------------------------
                                            $19,126,400 $19,308,200
--------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 2000 (Unaudited) and the year ended December 31, 1999
(All dollars rounded to nearest 00s)

                                        General     Limited
                                        Partner     Partners       Total
-----------------------------------------------------------------------------
Partners' capital, January 1, 1999      $ 40,300  $ 17,766,700  $ 17,807,000
Net income for the year ended December
 31, 1999                                142,400     2,095,000     2,237,400
Distributions for the year ended
 December 31, 1999                       (95,000)  (15,810,100)  (15,905,100)
-----------------------------------------------------------------------------
Partners' capital, December 31, 1999      87,700     4,051,600     4,139,300
Net income for the quarter ended March
 31, 2000                                  2,800       274,000       276,800
Distributions for the quarter ended
 March 31, 2000                                       (296,500)     (296,500)
-----------------------------------------------------------------------------
Partners' capital, March 31, 2000       $ 90,500  $  4,029,100  $  4,119,600
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                     2000      1999
---------------------------------------------------------------------
Income:
 Rental                                            $         $525,100
 Interest                                           290,900    58,600
---------------------------------------------------------------------
                                                    290,900   583,700
---------------------------------------------------------------------
Expenses:
 Depreciation and amortization                                107,500
 Property operating:
  Affiliates                                          5,500     4,800
  Nonaffiliates                                                51,800
 Real estate taxes                                             76,000
 Insurance--Affiliate                                  (900)    4,500
 Repairs and maintenance                                       63,300
 General and administrative:
  Affiliates                                          2,200     5,300
  Nonaffiliates                                       7,300    37,000
---------------------------------------------------------------------
                                                     14,100   350,200
---------------------------------------------------------------------
Net income                                         $276,800  $233,500
---------------------------------------------------------------------
Net income allocated to General Partner            $  2,800  $ 23,000
---------------------------------------------------------------------
Net income allocated to Limited Partners           $274,000  $210,500
---------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (593,025) Units outstanding)                      $   0.46  $   0.35
---------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          2000        1999
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $  276,800  $  233,500
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                       107,500
  Changes in assets and liabilities:
   Decrease in rents receivable                                        39,100
   Decrease in other assets                                 1,200
   (Decrease) increase in accounts payable and accrued
    expenses                                              (63,300)     96,600
   (Decrease) in due to Affiliates                         (3,800)     (1,200)
   (Decrease) in other liabilities                                     (6,400)
------------------------------------------------------------------------------
    Net cash provided by operating activities             210,900     469,100
------------------------------------------------------------------------------
Cash flows from investing activities:
 Decrease in investments in debt securities, net        3,668,600     854,400
------------------------------------------------------------------------------
    Net cash provided by investing activities           3,668,600     854,400
------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                          (391,500)   (389,300)
------------------------------------------------------------------------------
    Net cash (used for) financing activities             (391,500)   (389,300)
------------------------------------------------------------------------------
Net increase in cash and cash equivalents               3,488,000     934,200
Cash and cash equivalents at the beginning of the
 period                                                   574,700   1,107,100
------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $4,062,700  $2,041,300
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2000

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

ACCOUNTING POLICIES:
The Partnership sold its remaining property during 1999. The Partnership is in the process of resolving post closing matters related to the sold properties, which includes reprorations, adjustments and expiration of representations and warranties made to the purchaser of the final property. Upon completion of this process, together with the resolution of the other pending matters, the Partnership will make a liquidating distribution to Partners and dissolve.

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 2000, are not necessarily indicative of the operating results for the year ending December 31, 2000.

The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to resolve post-closing matters related to the properties sold by the Partnership.

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

Reference is made to the Partnership's annual report for the year ended December 31, 1999, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) shall be allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 15% to the General Partner and 85% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the three months ended March 31, 2000 the General Partner was allocated Net Profits of $2,800. For the three months ended March 31, 1999 the General Partner was entitled to a Partnership Management Fee and allocated Net Profits of $23,000.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 2000 were as follows:

                                        Paid    Payable
-------------------------------------------------------
Asset management fees                  $ 5,500   None
Refund of property insurance premiums     (900)  None
Reimbursement of expenses, at cost:
 --Accounting                            3,600   None
 --Investor communication                2,300    100
-------------------------------------------------------
                                       $10,500   $100
-------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's annual report for the year ended December 31, 1999 for a discussion of the Partnership's business.

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

The Partnership has substantially completed the disposition phase of its life cycle. The Partnership has sold its remaining real property investments and is working toward resolution of post closing property sale matters.

OPERATIONS
Net income increased by $43,300 for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999. The increase was primarily due to the increase in interest earned on the Partnership's short-term investments, which was due to the investment of cash proceeds generated from the December 1999 sale of Indian Ridge Plaza Shopping Center ("Indian Ridge") prior to their distribution to Limited Partners on May 31, 2000. The increase was partially offset by the absence of 2000 operating results from Indian Ridge resulting from its sale.

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position of $3,488,000 for the three months ended March 31, 2000 resulted primarily from net maturities of a portion of its investments in debt securities. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of March 31, 2000 were comprised of amounts held for distribution to Partners, post property sale matters and for Partnership liquidation expenses.

Net cash provided by operating activities decreased by $258,200 for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999. The decrease was primarily due to the 2000 absence of results from Indian Ridge, exclusive of depreciation and amortization, due to its December 1999 sale. In addition, the decrease was due to the timing of the payment of certain expenses. The decrease was partially offset by the increase in interest earned on the Partnership's short-term investments, as previously discussed.

Net cash provided by investing activities increased by $2,814,200 for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999. The increase was primarily due to a net maturity of investments in debt securities during the three months ended March 31, 2000 exceeding the net maturity during the comparable period of 1999. Investments in debt securities are a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes or for distribution to Partners. These investments are of investment-grade and mature less than one year from their date of purchase.

The Partnership has no financial instruments for which there are significant market risks. Due to the timing of the maturities and liquid nature of the Partnership's investments in debt securities, the Partnership does not believe that it has material market risk.

The increase in net cash used for financing activities of $2,200 was due primarily to a slight increase in 1999 distributions to the General Partner.

The General Partner has begun the process of wrapping-up the Partnership's affairs. This process, which is expected to be completed during the second half of 2000, includes a resolution of all post-closing property and Partnership matters together with the expiration of representations and warranties included in the contract for the sale of Indian Ridge. Following the resolution of post-closing property matters and the establishment of a reserve for contingencies and wrap-up expenses, the General Partner will make a liquidating distribution to Partners and dissolve.

Distributions to Limited Partners of Cash Flow (as defined in the Partnership Agreement) for the three months ended March 31, 2000 were declared in the amount of $296,500, or $0.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the three months ended March 31, 2000.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                     FIRST CAPITAL INSTITUTIONAL REAL ESTATE,
                                     LTD.-4

                                     By:  FIRST CAPITAL FINANCIAL CORPORATION
                                        GENERAL PARTNER

Date: May 12, 2000                              /s/ DOUGLAS CROCKER II
                                     By: ______________________________________
                                                  DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: May 12, 2000                                /s/ NORMAN M. FIELD
                                     By: ______________________________________
                                                    NORMAN M. FIELD
                                         VICE PRESIDENT--FINANCE AND TREASURER