Form 10-Q
period 2000-09-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 4
filed 2000-11-13
CIK 794665

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

  FOR THE PERIOD ENDED SEPTEMBER 30, 2000

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

       TWO NORTH RIVERSIDE PLAZA,
               SUITE 600,
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

OPERATIONS
Net income decreased by $240,900 and $269,000 for the quarter and nine months ended September 30, 2000 when compared to the quarter and nine months ended September 30, 1999, respectively. The decreases were primarily due to absence of 2000 operating results from Indian Ridge Plaza Shopping Center ("Indian Ridge") resulting from its 1999 sale. The decrease for the nine-month periods under comparison was partially offset by an increase in interest earned on the Partnership's short-term investments, which was due to an increase in the average amount of cash available for investment, and to a lesser degree by an increase in the average interest rate earned.

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position for the nine months ended September 30, 2000 resulted primarily from the net maturities of a portion of the Partnership's investments in debt securities and net cash provided by operating activities, which was partially utilized to pay cash distributions to Partners. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of September 30, 2000 were comprised of amounts held for distribution to Partners, post property sale matters and for Partnership liquidation expenses.

Net cash provided by operating activities decreased by $843,000 for the nine months ended September 30, 2000 when compared to the nine months ended September 30, 1999. The decrease was primarily due to the 2000 absence of operating results from Indian Ridge, exclusive of depreciation and amortization, due to its December 1999 sale. In addition, the decrease was due to the timing of the collection of receivables at Indian Ridge.

Net cash (used for) provided by investing activities changed from $(826,600) for the nine months ended September 30, 1999 to $18,130,900 for the nine months ended September 30, 2000. The change was primarily due to a net maturity of investments in debt securities during the nine months ended September 30, 2000 exceeding the net investment during the comparable period of 1999. Investments in debt securities are a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment-grade and mature less than one year from their date of purchase.

The Partnership has no financial instruments for which there are significant market risks. Due to the timing of the maturities and liquid nature of the Partnership's investments in debt securities, the Partnership does not believe that it has material market risk.

The increase in cash used for financing activities of $14,332,900 for the nine months ended September 30, 2000 when compared to the nine months ended September 30, 1999 was primarily due to the 2000 special distribution to Limited Partners. In May 2000, the Partnership distributed $14,624,000, representing the proceeds from the sale of Indian Ridge, to Limited Partners of record as of December 13, 1999.

The General Partner has begun the process of wrapping-up the Partnership's affairs. This process includes the resolution of post-closing property and Partnership matters together with the expiration of representations and warranties included in the contract for the sale of Indian Ridge. Following the resolution of post-closing property matters and the establishment of a reserve for contingencies and wrap-up expenses, the General Partner will make a liquidating distribution to Partners and dissolve. In line with reduced Cash Flow (as defined in the Partnership Agreement) following the sale of its remaining property, the Partnership has suspended distributions to Partners until such time as the liquidating distribution is paid.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                            September 30,
                                                2000      December 31,
                                             (Unaudited)      1999
----------------------------------------------------------------------
ASSETS
Cash and cash equivalents                    $3,817,200   $   574,700
Investments in debt securities                  497,800    18,628,700
Rents receivable                                 90,700        90,700
Other assets                                     12,900        14,100
----------------------------------------------------------------------
                                             $4,418,600   $19,308,200
----------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses       $   69,300   $   149,500
 Due to Affiliates                                  800         3,900
 Distributions payable                                     15,015,500
----------------------------------------------------------------------
                                                 70,100    15,168,900
----------------------------------------------------------------------
Partners' capital:
 General Partner                                 92,800        87,700
 Limited Partners (593,025 Units issued and
  outstanding)                                4,255,700     4,051,600
----------------------------------------------------------------------
                                              4,348,500     4,139,300
----------------------------------------------------------------------
                                             $4,418,600   $19,308,200
----------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the Nine Months Ended September 30, 2000 (Unaudited) and the Year Ended December 31, 1999
(All dollars rounded to nearest 00s)

                                         General     Limited
                                         Partner     Partners       Total
------------------------------------------------------------------------------
Partners' capital, January 1, 1999       $ 40,300  $ 17,766,700  $ 17,807,000
Net income for the year ended December
 31, 1999                                 142,400     2,095,000     2,237,400
Distributions for the year ended
 December 31, 1999                        (95,000)  (15,810,100)  (15,905,100)
------------------------------------------------------------------------------
Partners' capital, December 31, 1999       87,700     4,051,600     4,139,300
Net income for the nine months ended
 September 30, 2000                         5,100       500,600       505,700
Distributions for the nine months ended
 September 30, 2000                                    (296,500)     (296,500)
------------------------------------------------------------------------------
Partners' capital, September 30, 2000    $ 92,800  $  4,255,700  $  4,348,500
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the Quarters Ended September 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                             2000     1999
----------------------------------------------------------------------------
Income:
 Rental                                                     $       $523,500
 Interest                                                    69,900   66,700
----------------------------------------------------------------------------
                                                             69,900  590,200
----------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                                       107,500
 Property operating:
  Affiliates                                                          15,200
  Nonaffiliates                                                       43,600
 Real estate taxes                                                    76,000
 Insurance--Affiliate                                                  4,800
 Repairs and maintenance                                              18,900
 General and administrative:
  Affiliates                                                  1,400    5,900
  Nonaffiliates                                              17,300   26,200
----------------------------------------------------------------------------
                                                             18,700  298,100
----------------------------------------------------------------------------
Net income                                                  $51,200 $292,100
----------------------------------------------------------------------------
Net income allocated to General Partner                     $   600 $ 23,000
----------------------------------------------------------------------------
Net income allocated to Limited Partners                    $50,600 $269,100
----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (593,025
 Units outstanding)                                         $  0.09 $   0.45
----------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the Nine Months Ended September 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                     2000       1999
-----------------------------------------------------------------------
Income:
 Rental                                            $         $1,557,700
 Interest                                           564,900     183,800
-----------------------------------------------------------------------
                                                    564,900   1,741,500
-----------------------------------------------------------------------
Expenses:
 Depreciation and amortization                                  322,500
 Property operating:
  Affiliates                                          5,700      26,800
  Nonaffiliates                                                 153,400
 Real estate taxes                                              228,000
 Insurance--Affiliate                                  (900)     13,800
 Repairs and maintenance                                         99,700
 General and administrative:
  Affiliates                                          6,100      16,200
  Nonaffiliates                                      48,300     106,400
-----------------------------------------------------------------------
                                                     59,200     966,800
-----------------------------------------------------------------------
Net income                                         $505,700  $  774,700
-----------------------------------------------------------------------
Net income allocated to General Partner            $  5,100  $   69,000
-----------------------------------------------------------------------
Net income allocated to Limited Partners           $500,600  $  705,700
-----------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (593,025 Units outstanding)                       $   0.84  $     1.19
-----------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s)

                                                        2000         1999
-----------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                         $    505,700  $  774,700
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                      322,500
  Changes in assets and liabilities:
   Decrease in rents receivable                                       63,800
   Decrease in other assets                                1,200
   (Decrease) increase in accounts payable and
    accrued expenses                                     (80,200)     88,300
   (Decrease) in due to Affiliates                        (3,100)       (800)
   Increase in other liabilities                                      18,100
-----------------------------------------------------------------------------
    Net cash provided by operating activities            423,600   1,266,600
-----------------------------------------------------------------------------
Cash flows from investing activities:
 Decrease (increase) in investments in debt
  securities, net                                     18,130,900    (826,600)
-----------------------------------------------------------------------------
    Net cash provided by (used for) investing
     activities                                       18,130,900    (826,600)
-----------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                      (15,312,000)   (982,300)
 Increase in security deposits                                         3,200
-----------------------------------------------------------------------------
    Net cash (used for) financing activities         (15,312,000)   (979,100)
-----------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                           3,242,500    (539,100)
Cash and cash equivalents at the beginning of the
 period                                                  574,700   1,107,100
-----------------------------------------------------------------------------
Cash and cash equivalents at the end of the period  $  3,817,200  $  568,000
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2000
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 2000 are not necessarily indicative of the operating results for the year ending December 31, 2000.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) shall be allocated to the General Partner in an amount equal to the greater of 1% of such Net Profits or the Partnership Management Fee paid by the Partnership to the General Partner during such year, and the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 15% to the General Partner and 85% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale Proceeds from the transaction to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and nine months ended September 30, 2000, the General Partner was not allocated a Partnership Management Fee. For the quarter and nine months ended September 30, 2000, the General Partner was allocated earnings of $600 and $5,100, respectively. For the quarter and nine months ended September 30, 1999, the General Partner was allocated earnings and accrued a Partnership Management Fee of $23,000 and $69,000, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 2000 were as follows:

                                              Paid
                                       -------------------
                                       Quarter Nine Months Payable
------------------------------------------------------------------
Asset management fees                   $  --    $ 5,700    None
Refund of property insurance premiums      --       (900)   None
Reimbursement of expenses, at cost:
 --Accounting                              --      4,400    None
 --Investor communication                 800      4,700     800
------------------------------------------------------------------
                                        $ 800    $13,900    $800
------------------------------------------------------------------

3. SPECIAL DISTRIBUTION TO LIMITED PARTNERS

On May 31, 2000, the Partnership distributed $14,624,000 or $24.66 per Unit to Limited Partners of record as of December 13, 1999. The funds for this distribution were generated from the December 1999 sale of Indian Ridge.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended September 30, 2000.

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

                                     FIRST CAPITAL INSTITUTIONAL REAL ESTATE,
                                     LTD.-4

                                     By: FIRST CAPITAL FINANCIAL CORPORATION
                                         GENERAL PARTNER

                                               /s/ DOUGLAS CROCKER II
Date: November 14, 2000              By: ______________________________________
                                                   DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                /s/ NORMAN M. FIELD
Date: November 14, 2000              By: ______________________________________
                                                    NORMAN M. FIELD
                                         VICE PRESIDENT--FINANCE AND TREASURER

8